Form 10-Q
period 2008-12-31
Tryon Alpha, Inc.
filed 2009-02-13
CIK 1429470

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☒  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At February 12, 2009 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Tryon Alpha, Inc.
(A Development Stage Company)
Balance Sheet (Unaudited)
As of December 31, 2008

ASSETS

CURRENT ASSETS:
Cash	$-
TOTAL CURRENT ASSETS	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Shareholder Loan	9,150
Accrued Interest	732
Overdraft	17
TOTAL CURRENT LIABILITIES	9,899

TOTAL LIABILITIES	9,899

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2008)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at December 31, 2008)	100
Paid in Capital	-
Retained Deficit	(9,999)
TOTAL STOCKHOLDERS' DEFICIT	(9,899)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-

Tryon Alpha, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended		Cumulative Total Since Inception
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007	December 31, 2007
REVENUES
Income	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

EXPENSES

Professional Fees	-	2,500	-	2,500	9,000
Selling, General and Administrative	72	10	108	10	267

Interest Expense	183	-	549	-	732

TOTAL EXPENSES	255	2,510	657	2,510	9,999
Net Income/(Loss)	$(255)	$(2,510)	$(657)	$(2,510)	$(9,999)
Net income/(loss) per share—basic and fully diluted
Net income/(loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding—basic and fully diluted	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

Tryon Alpha, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (Unaudited)

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, December 3, 2007 (inception)	-	$-	-	$-	$-	$-

Net loss	-	-	-	-	-	(9,342)

Capital Contributions	-	-	-	-	-	-

Issuance of common shares	1,000,000	100	-	-	-	-

Balances, March 31, 2008	1,000,000	$100	-	$-	$-	$(9,342)

Net loss	-	-	-	-	-	(657)

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(9,999)

Tryon Alpha, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

		Cumulative
	For the Nine	Totals
	Months Ended	Since Inception
	December 31, 2008	December 3, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(657)	$(9,999)
Adjustments to reconcile net (loss) to net cash used in operations:
Increase/(decrease) in Overdraft	17	$17
Increase/(decrease) in Accrued Expenses	(1,951)	732
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,591)	(9,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
Shareholder Loan	-	9,150
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	9,150

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock purchase	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,591)	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	2,591	-

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

TRYON ALPHA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
 FOR THE SIX MONTHS ENDED DECEMBER 31, 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity—The Tryon Alpha, Inc., Inc. (the "Company”) was organized under the laws of the State of Nevada on December 3, 2007 as a corporation.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of December 31, 2008 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended December 31, 2008.

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information from inception through December 31, 2008 are summarized as follows:

Cash paid during the year ended December 31, 2008 for interest and income taxes:

Income Taxes	$—
Interest	$—

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of December 31, 2008.

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $9,999 since inception and has a negative working of capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the period from inception (December 3, 2007) through December 31, 2008, the Company has issued the following common shares:

	Number of shares	Total Purchase Price
Ange Properties, LLC	500,000	$50
Garvin Strategic Capitol, LLC	250,000	25
Gideon Atlantic, LLC	250,000	25
	1,000,000	$100

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.

During the period from inception (December 3, 2007) through December 31, 2008, the Company has not issued any preferred shares of stock.

NOTE H – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2008 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—SHAREHOLDER LOAN/RELATED PARTY

On December 18, 2007, The Company signed a promissory note with a related party.  The amount of the loan is $9,150 and it is payable on demand, the annual interest rate on the note is 8%.  The proceeds from the note were used to pay certain costs and expenses in connection with the organization of the Company and the preparation and filing with the Securities and Exchange Commission of a registration statement on Form 10-SB.  Accrued interest as of December 31, 2008 is $732.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Tryon Alpha, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on December 3, 2007 to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business (a "Target Business") that desires to utilize our status as a reporting company under the Securities Exchange Act of 1934.  We have neither engaged in any operations nor generated any revenues since our inception.

We are currently in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction) in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change and likely result in the resignation or removal of our present officer and director.

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

Liquidity and Capital Resources.

During the next twelve months we anticipate incurring costs and expenses related to filing of Securities Exchange Act reports and investigating and consummating a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer, who is our principal executive officer and our principal financial officer.  Based on this evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended December 31 2008, the Company did not issue any securities.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

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

TRYON ALPHA, INC.

Date: February 13, 2009	By:	/s/ Mercer Cauley
Mercer Cauley, President
(Principal Executive Officer and
Principal Financial Officer)