Form 10-K/A
period 2009-03-31
Tryon Alpha, Inc.
filed 2010-02-10
CIK 1429470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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
☐  Yes ☐  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.At June 26, 2009 there were 1,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

In this Amendment No. 1 to Annual Report on Form 10-K/A for the year ended March 31, 2009 as originally filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2009 (the “Original Filing”) ("Amendment No. 1”), we refer to Tryon Alpha, Inc., a Nevada corporation, as “we,” “us,” “our” or “our company.”

We are filing this Amendment No. 1 to:

•
file financial statements that include an audit report in which our auditor has revised the scope and opinion paragraphs of its audit report filed with the Original Filing to opine upon the cumulative period from inception (December 3, 2007) through March 31, 2009;

•	amend "Item 9A. Controls and Procedures" to identify the framework used by management in evaluating the effectiveness of the Company's internal control over financial reporting; and
•
amend Exhibit 31.1, the certification of our principal executive officer/principal financial officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended, to remove all references to the phrase "small business issuer" and replace it with the term "the registrant."

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing that is amended by this Amendment No. 1 is restated in its entirety, and this Amendment No. 1 is accompanied by currently dated certifications on Exhibit 31.1 and 32.1.

Except as expressly set forth in this Amendment No. 1, we are not amending any other part of the Original Filing.  This Amendment No. 1 continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment No. 1, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment No. 1 shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 8. Financial Statements and Supplementary Data.

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board Members

Tryon Alpha, Inc.

We have audited the accompanying balance sheets of Tryon Alpha, Inc. as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the period from inception (December 7, 2007) through March 31, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tryon Alpha, Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the period from inception (December 7, 2009) through March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

As of the end of the period covered by this report, the PEO evaluated the effectiveness of our disclosure controls and procedures.  We evaluated and assessed the effectiveness of our internal control over financial reporting as of March 31, 2009, using criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the evaluation, the PEO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the PEO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 15. Exhibits, Financial Statement Schedules.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2010.

TRYON ALPHA, INC.

By:	/s/ Mercer Cauley
Mercer Cauley

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 10, 2010.

Signature	Title

/s/ Mercer Cauley	President, Principal Executive Officer, Principal Financial Officer and
Mercer Cauley	Director