Form 10-K/A
period 2009-03-31
Tryon Alpha, Inc.
filed 2010-03-17
CIK 1429470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

In this Amendment No. 3 to Annual Report on Form 10-K/A for the year ended March 31, 2009 ("Amendment No. 3”) as originally filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2009 (the “Original Filing”), as amended by Amendment No. 1 to Annual Report on Form 10-K/A as filed with the SEC on February 10, 2010 ("Amendment No. 1”) and by Amendment No. 2 to Annual Report on Form 10-K/A as filed with the SEC on March 11, 2009 ("Amendment No. 2"), we refer to Tryon Alpha, Inc., a Nevada corporation, as “we,” “us,” “our” or “our company.”

We are filing this Amendment No. 3 to:

•	file financial statements that include an audit report in which our auditor has revised its audit report filed with Amendment No. 2 to indicate the pproper date of incorporation of the Company.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing and Amendment No. 2 that is amended by this Amendment No. 3 is superceded in its entirety, and this Amendment No. 2 is accompanied by currently dated certifications on Exhibit 31.1 and 32.1.

Except as expressly set forth in this Amendment No. 3, we are not amending any other part of the Original Filing, Amendment No. 1 or Amendment No. 2.  This Amendment No. 3 continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment No. 3, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Amendment No. 3 should be read in conjunction with the Original Filing, Amendment No. 1 and Amendment No. 2 and with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment No. 3 shall not be deemed an admission that the Original Filing Amendment No. 1 or Amendment No. 2when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading

2

Item 8. Financial Statements and Supplementary Data.

Financial Statement Index

3

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tryon Alpha, Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the period from inception (December 3, 2007) through March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2010.

TRYON ALPHA, INC.

By:	/s/ Mercer Cauley
Mercer Cauley

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2010.

Signature	Title
/s/ Mercer Cauley	President, Principal Executive Officer, Principal Financial
Mercer Cauley	Officer and Director

5