Form 10-K/A
period 2009-03-31
Tryon Alpha, Inc.
filed 2010-04-02
CIK 1429470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 4)
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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

In this Amendment No. 4 to Annual Report on Form 10-K/A for the year ended March 31, 2009 ("Amendment No. 4”) as originally filed with the Securities and Exchange Commission (the “SEC”) on June 26, 2009 (the “Original Filing”), as amended by Amendment No. 1 to Annual Report on Form 10-K/A as filed with the SEC on February 10, 2010 ("Amendment No. 1”), by Amendment No. 2 to Annual Report on Form 10-K/A as filed with the SEC on March 11, 2010 ("Amendment No. 2") and by Amendment No. 3 to Annual Report on Form 10-K/A as filed with the SEC on March 26, 2010 ("Amendment No. 3") , we refer to Tryon Alpha, Inc., a Nevada corporation, as “we,” “us,” “our” or “our company.”

We are filing this Amendment No. 4 to:

•
file financial statements that include an audit report in which our auditor has revised its audit report filed with Amendment No. 3 to refer to the statements of operations, stockholders’ deficit and cash flows for the years ended March 31, 2008 and 2009; and

•	amend the signatures section to identify our principal financial officer as our principal accounting officer.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing and Amendment No. 3 that is amended by this Amendment No. 4 is superseded in its entirety, and this Amendment No. 4 is accompanied by currently dated certifications on Exhibit 31.1 and 32.1.

Except as expressly set forth in this Amendment No. 3, we are not amending any other part of the Original Filing, Amendment No. 1, Amendment No. 2 or Amendment No. 3.  This Amendment No. 4 continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment No. 4, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Amendment No. 4 should be read in conjunction with the Original Filing, Amendment No. 1, Amendment No. 2 and Amendment No. 3 and with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment No. 4 shall not be deemed an admission that the Original Filing Amendment No. 1, Amendment No. 2 or Amendment No. 3 when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 8. Financial Statements and Supplementary Data.

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board Members

Tryon Alpha, Inc.

We have audited the accompanying balance sheets of Tryon Alpha, Inc. as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the period from inception (December 3, 2007) through March 31, 2009 and for the years ended March 31, 2009 and 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tryon Alpha, Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the period from inception (December 3, 2007) through March 31, 2009  and for the years ended March 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of March 31, 2009 and 2008 the balance in Accounts Receivable was $0 and $0.

TRYON ALPHA, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized as of March 31, 2009 and 2008.

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

Cash paid during the period from inception (December 3, 2007) through December 31, 2009 was $0.

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

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes  as of March 31, 2009 and 2008 is as follows:

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

NOTE F—COMMITMENTS

As of March 31, 2009 and 2008, the Company had no commitments.

NOTE G—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from December 3, 2007 (Inception) through March 31, 2009, the Company issued 1,000,000 shares of common stock to the following:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2010.

TRYON ALPHA, INC.

By:	/s/	Mercer Cauley
Mercer Cauley

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 2, 2010.

Signature	Title

/s/ Mercer Cauley	President, Principal Executive Officer, Principal Financial
Mercer Cauley	Officer, Principal Accounting Officer and Director