Form 10-Q
period 2010-12-31
Tryon Alpha, Inc.
filed 2011-02-11
CIK 1429470

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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
 Yes    No
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At February 10, 2010 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheet – At December 31, 2010 (unaudited) and March 31, 2010 (audited)	F-1
Statement of Operations for the three months ended December 31, 2010 and 2009 (unaudited)	F-2
Statement of Operations for the nine months ended December 31, 2010 and 2009 (unaudited) and for the period December 3, 2007 (inception) through December 31, 2010	F-3
Statement of Cash Flows for the nine months ended December 31, 2010 and 2009 (unaudited) and for the period December 3, 2007 (inception) through December 31, 2010	F-4
Notes to Financial Statements (unaudited)	F-5

Tryon Alpha, Inc.
(A Development Stage Company)
Balance Sheet

	As of	As of
	December 31, 2010	March 31, 2010
	(unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note Payable to a Related Party	18,279	15,455
Bank Overdraft	20	2
Accrued Expenses	5,980	5,935
TOTAL CURRENT LIABILITIES	24,279	21,392

TOTAL LIABILITIES	24,279	21,392

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding)	100	100
Additional Paid in Capital	-	-
Retained Deficit	(24,379)	(21,492)
TOTAL STOCKHOLDERS' DEFICIT	(24,279)	(21,392)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

Tryon Alpha, Inc.
(A Development Stage Company)
Statements of Operations--Unaudited

	For the three months ended
	December 31, 2010		December 31, 2009
REVENUES:
Income		$-		$-
Total Revenue		-		-

EXPENSES:
Selling, General and Administrative		40		39
Professional Fees		-		-
Total Expenses		40		39

Loss from operations		$(40)		$(39)

OTHER INCOME/(EXPENSE):

Interest Expense		(366)		(254)

NET LOSS		$(406)		$(293)
Basic and fully diluted net loss per common share:	$	*	$	*

Weighted average common shares outstanding		1,000,000		1,000,000

* = Less than $ .01

The accompanying notes are an integral part of these financial statements.

Tryon Alpha, Inc.
(A Development Stage Company)
Statements of Operations--Unaudited

					Cumulative
	For the nine months ended				Total Since Inception
	December 31, 2010		December 31, 2009		December 3, 2007
REVENUES:
Income		$-		$-	$-
Total Revenue		-		-	-

EXPENSES:
Selling, General and Administrative		1,642		718	3,387
Professional Fees		-		-	18,000
Total Expenses		1,642		718	21,387

Loss from operations		$(1,642)		$(718)	$(21,387)

OTHER INCOME/(EXPENSE):
Service Charge Refund		-		-	-
Interest Expense		(1,245)		(579)	(2,992)

NET LOSS		$(2,887)		$(1,297)	$(24,379)
Basic and fully diluted net loss per common share:	$	*	$	*	$(0.02)

Weighted average common shares outstanding		1,000,000		1,000,000	1,000,000

* = Less than $ .01

The accompanying notes are an integral part of these financial statements.

Tryon Alpha, Inc.
(A Development Stage Company)
Statement of Cash Flows

			Cumulative
	For the nine months ended		Totals Since
	December 31		Inception
	2010	2009	December 3, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,887)	$(1,297)	$(24,379)
Adjustments to reconcile net (loss) to net cash (used in) operations:
Changes in Assets and Liabilities:
Increase/(decrease) in Overdraft	18	36	-
Increase/(decrease) in Accrued Expenses	45	(2,421)	5,980
NET CASH (USED IN) OPERATING ACTIVITIES	(2,824)	(3,682)	(18,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	-	-	100
Note Payable to Related Party	2,824	3,663	18,279
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,824	3,663	18,379

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(19)	(20)

BEGINNING BALANCE	-	19	-

ENDING BALANCE	$-	$-	$(20)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE A—BUSINESS ACTIVITY

The Tryon Alpha, Inc., Inc. (“The Company”) was organized under the laws of the State of Nevada on December 3, 2007 as a corporation.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $24,379, used cash from operations of $18,399 since its inception, and has a negative working capital of $24,25d9 at September 30, 2010.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2010.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2010 and 2009, the balance in Accounts Receivable was $0 and $0, respectively.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the two years ended December 31, 2010.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim year ended December, 2010.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

Cash paid during the years ended December 31, 2010 and 2009 for interest and income taxes:

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

As of December 31, 2010, the Company had the following common shares outstanding:

	Number of shares	Total Purchase Price
Ange Properties, LLC	500,000	$50
Garvin Strategic Capitol, LLC	250,000	25
Gideon Atlantic, LLC	250,000	25
	1,000,000	$100

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.

As of December 31, 2010, the Company has not issued any preferred shares of stock.

NOTE G – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2010 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE H—SHAREHOLDER LOAN/RELATED PARTY

The Company has an outstanding Note Payable with a related party.  The amount of the loan is $18,279 and it is payable on demand, the annual interest rate on the note is 8%.

Accrued interest not paid for the period from inception (December 3, 2007) through December 31, 2010 was $2,962.

NOTE I—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through December 31, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2010 is as follows:

Total Deferred Tax Asset	$(7,300)
Valuation Allowance	7,300
Net Deferred Tax Asset	$-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the periods ended December 31, 2010 and 2009 is as follows:

	2010	2009
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	0.0%	0.0%
Total	34.0%	34.0%
Valuation allowance	-34.0%	-34.0%
Total deferred tax asset	0.0%	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.  The valuation allowance increased (decreased) by approximately $2,200 and $2,000 in the periods ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, the Company had a federal and state net operating loss carry forward in the amount of approximately $24,279, which expires in the year 2030.

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

    We cannot assure you that we will be successful in concluding a Business Combination.  We will not realize any revenues or generate any income unless and until we successfully merge with or acquire an operating business that is generating revenues and otherwise is operating profitably.  Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

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

Liquidity and Capital Resources.

    At December 31, 2010, we had no cash on hand.   Over the next twelve months, we estimate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act of approximately $15,000.  We are unable to provide an estimate of the costs we may incur in connection with identifying and evaluating Targets Businesses or costs we may incur in connection with entering into a Business Combination given the multitude of variables associated with such activities.

    To date, we have funded our operations through loans from our stockholders and, as of December 31, 2010, we had borrowed an aggregate of $18,279 from them, including $2,824 during the three months then ended.  Our stockholders have advised us that they expect to fund additional costs and expenses that we will incur through loans or further investment in the Company, as and when necessary.

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

Results of Operations.

    Since our inception, we have not generated any revenues.  We reported a net loss for the three months ended December 31, 2010 of $2,887 and a net loss since inception of $24,379.  The Company has a deficit accumulated during the development stage of $24,379, used cash from operations of $18,399 since its inception, and has a negative working capital of $24,259 at December 31, 2010.

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

1

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

    As of December 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

    There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended December 31, 2010, the Company did not issue any securities.

(b) Not applicable.

       (c) During the three months ended December 31, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

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

TRYON ALPHA, INC.
Date: February 10, 2010	By:	/s/ Mercer Cauley
	Name:	Mercer Cauley
	Title:	President (Principal Executive Officer and Principal Financial Officer)

3