Form 10-K
period 2011-03-31
Tryon Alpha, Inc.
filed 2011-07-08
CIK 1429470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2011

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-53139

TRYON ALPHA, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1530805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

127 North Tryon Street, Suite 307, Charlotte, North Carolina 28202

(Address of registrant's principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (704) 372-2218

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

 Yes ☒ No

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

 Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☒ Yes  No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of July 8, 2011 was approximately $ -0- .

At July 8, 2011 there were 1,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Restatement of 2010 Financial Statements

On July 1, 2011, the board of directors of Tryon Alpha, Inc. (“we,” “us” or the “Company”), after discussion with our independent registered public accounting firm, concluded that the previously issued financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2010 (“2010 10-K”) should no longer be relied upon because of errors in those financial statements, and that the Company would restate the financial statements contained in the 2011 10-K to, among other things, make the necessary accounting corrections and adjustments (the “Restated 2010 Financial Statements”).

We are restating our financial statements for the year ended March 31, 2010 because we erroneously recorded certain ordinary business expenses as a loan when they should have been recorded as accounts payable. The errors affected our audited balance sheet as of March 31, 2010 and our audited statement of operations for the year ended March 31, 2010.

As a result, in this Annual Report on Form 10-K for the year ending March 31, 2011, the Company:

(a)	restates its balance sheet as of March 31, 2010 and its statement of operations for the year ended March 31, 2010; and
(b)	amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the year ended March 31, 2010.

A discussion of the restatement is set forth in Part II – Item 7. Management’s Discussion and Analysis of Financial Statements and Results of Operations. The adjustments made to the affected line items in the balance sheet and statement of operation as a result of the restatement and the amount of the changes are discussed in Note J “Correction of Errors and Restatements” of the Notes to Financial Statements included in this Annual Report on Form 10-K.

Management of the Company has determined that the errors in the 2010 financial statements contained in the 2010 10-K demonstrate material weaknesses in the Company’s disclosure controls and procedures and internal control over financial reporting. A description of control deficiencies identified by management as a result of our internal reviews is described in Part II – Item 9A. “Controls and Procedures.”

FORWARD-LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history; our lack of funding; the inexperience of our management with respect to our business plan; our potential inability to consummate a business combination with an operating company that is generating revenues; the possibility that our company may never generate revenues; unknown risks that may attend to a business with which we consummate a business combination; our personnel allocating his time to other businesses and potentially having conflicts of interest with our business; the ownership of our securities being concentrated, and those other risks and uncertainties detailed herein and in the Company’s filings with the Securities and Exchange Commission. In addition, the Company’s views about the restatement of our historical financial statements and the effectiveness of our remediation of material weaknesses in our controls also constitute “forward-looking statements.”

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

PART I

Item 1. Description of Business

General

Tryon Alpha, Inc. (“we,” “us,” the “Company” or like terms) was incorporated in the State of Nevada on December 3, 2007. We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since inception, our business operations have comprised attending to organizational matters, registering our class of common stock under the Exchange Act, satisfying our reporting obligations under the Exchange Act and identifying and evaluating potential Target Businesses. We have not generated any revenue, have no full-time employees and do not own or lease any property. Our sole officer and director has never served as an officer or director of a development stage public company with the purpose of acquiring a Target Business.

The Company is a “shell company” which is defined under Rule 12b-2 of the Exchange Act as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets. Because we are a shell company, the Business Combination we enter into with a Target Business will be deemed for accounting purposes to be a “reverse acquisition” or “reverse merger.” In addition, based on its proposed business activities, the Company is a “blank check company.” The Securities and Exchange Commission (“SEC”) defines those companies as a development stage company that is issuing a penny stock, as defined in Rule 3a51-1 of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies. Many states have enacted laws limiting the sale of securities of “blank check” companies in their respective jurisdictions.

As more fully described under Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” because we are a shell company, our stockholders are not entitled to rely on the provisions of Rule 144 as an exemption from the registration requirements of the Securities Act in connection with the resale of their securities prior to any Business Combination and are subject to additional limitations as to the use of Rule 144 to resell their securities after a Business Combination.

Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination, and then only in the discretion of management of our Business Combination partner. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements

We anticipate that the selection of a Target Business will be complex and extremely risky and we may never consummate a Business Combination.  Our current financial condition may negatively impact our ability to consummate a Business Combination or cause us to discontinue operations before we enter such a transaction. As of the date of this report, we are not generating any revenue and at March 31, 2011, we had no cash or other assets, total liabilities of $34,303 and losses of $34,403. Over the next twelve months, we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, identifying and evaluating Targets Businesses and costs we may incur in connection with entering into a Business Combination. These costs are hard to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business, if ever. Our cash on hand will not be sufficient to cover our operating costs over the next twelve months. Though our stockholders have advised us of their present intention to fund our costs and expenses going forward through loans or further investment in the Company, there is no written agreement binding them to do so.

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

(1)

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

Search for a target; Sources of Target Businesses.

We are currently in the process of identifying and evaluating potential Target Businesses. As described below, our management has broad discretion with respect to identifying and selecting prospective Target Businesses.

We intend to source our target opportunities from various internal and external sources. Target candidates have been, and we anticipate will continue to be, brought to our attention from affiliated and unaffiliated sources.

We believe that we will be able to identify target opportunities from internal sources primarily resulting from personal contacts and relationships that our management and shareholders and their affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other advisors, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In no event will any of our affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in connection with the consummation of a Business Combination.

Target Business candidates may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to Target Business candidates in which they believe we may have an interest. In addition, we may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though we have not engaged any such persons to date. We have not adopted any policies with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, or the terms of such service, including the amount and form of fees that we may pay them.

Selection criteria for a Target Business.

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

(2)

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

Due Diligence Investigation.

In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible in view of our lack of financial resources and the inexperience of our management in such endeavors. Moreover, management’s decisions will be made without detailed feasibility studies, independent analyses or market surveys, which, if we had more cash, would be desirable. Given our current resources, we will likely enter into a Business Combination with a privately-held company in its early stages of development or that has only a limited operating history on which to base our decision. Generally, very little public information exists about these companies and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential returns from entering into a Business Combination with such a company. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the business opportunity seeking our participation. We expect that our due diligence may include, among other things, meetings with the Target Business’s management, inspection of its facilities and a review of financial and other information that is made available to us. This due diligence review will be conducted by our management, possibly with the assistance of the Company's counsel and accountants, as necessary.

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

(3)

Form of acquisition; Opportunity for stockholder approval.

Although we cannot predict the terms of any Business Combination, we will seek to structure a Business Combination to qualify as a tax-free transaction under the Internal Revenue Code of 1986, as amended (the "Code"). Tax-free treatment of such a transaction can be accomplished, if structured correctly, through the acquisition of all of the outstanding shares of capital stock of a Target Business or by way of a merger (either directly or through a wholly owned subsidiary of our Company) with a Target Business. Depending on the circumstances of any acquisition, however, we may not be able to structure a transaction in the most tax advantageous manner. Further, we cannot assure you that the Internal Revenue Service or state tax authorities will agree with our tax treatment of any transaction.

Acquisition: If the Business Combination is structured as a stock acquisition, we will acquire our participation in a Target Business through the acquisition of all of the outstanding shares of its capital stock in exchange for the issuance of our common stock or other securities to the security holders of the Target Business and the Target Business would become our wholly owned subsidiary. Under Section 368(a)(1) of the Code, in order for a stock exchange transaction to qualify as a “tax free” reorganization, the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company. Accordingly, our stockholders at the time of the transaction will retain no more than 20% of the total issued and outstanding shares of our Company, resulting in substantial dilution to their equity ownership of our Company. If a Business Combination is structured as a stock acquisition, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management.

Merger: In a merger transaction, we would merge a Target Business with and into our Company or a wholly-owned subsidiary. Simultaneous with the merger, we may affect a recapitalization in order to achieve a manageable float of our outstanding capital stock. A proposed merger transaction would require the approval of the holders of a majority of the outstanding shares of our common stock and may necessitate calling a stockholders' meeting to obtain such approval and filings with the SEC and state agencies relating to such transaction. The necessity to obtain stockholder approval may result in delays and additional expenses in the consummation of any proposed transaction and will also give rise to certain rights to dissenting stockholders who could require that the Company purchase their shares at a price equal to the fair market value in cash.

In light of the above, management likely will seek to structure a Business Combination as an acquisition of the stock of a Target Business so as not to require stockholder approval.

In view of our status as a “shell” company, any acquisition of the stock of or the merger with an operating company would be deemed to be a “reverse acquisition” or “reverse merger,” respectively, for accounting purposes.

In the case of either an acquisition or merger, our stockholders prior to the consummation of a Business Combination likely will not have control of a majority of the voting shares of the Company following a Business Combination. It is unlikely that our management at the time of a Business Combination will continue in any material capacity with the Company after the consummation of a Business Combination, other than as a stockholder.

The time and costs required to select and evaluate a Target Business and to structure and complete the Business Combination, if we are able to consummate such a transaction at all, cannot presently be ascertained with any degree of certainty. Any costs we incur with respect to the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately completed may result in a loss to us.

Competition

We expect that in the course of pursuing a Target Business, we will encounter intense competition from other entities having a business objective similar to ours. These include blank check companies that have raised capital through sales of securities registered under federal securities laws; venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions. Many of these entities are well established, possess significant capital, may be able to offer securities for which a trading market exists and have extensive experience identifying and affecting business combinations directly or through affiliates. Moreover, nearly all of these competitors possess greater technical, human and other resources than us. In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

Our ability to consummate a Business Combination with prime candidates will be constrained, among other things, by our lack of financial resources to provide to the Target Business. This inherent competitive limitation gives others an advantage in pursuing the acquisition of the most attractive Target Businesses.

If we succeed in affecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the Target Business. We cannot apprise you of any of these risks nor can we assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

(4)

Employees

We have one executive officer who has other business interests and is not obligated to devote any specific number of hours to our matters. He intends to devote only as much time as he deems necessary to our affairs. The amount of time management will devote to our affairs in any time period will vary based on whether a Target Business has been selected for the Business Combination and the stage of the Business Combination process the Company is in. Accordingly, as management identifies suitable Target Businesses, we expect that our management will spend more time investigating such Target Business and will devote additional time and effort negotiating and processing the Business Combination. We do not intend to have any full time employees prior to the consummation of a Business Combination.

Our management may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities. To the extent that our management engages in such other activities, there will be possible conflicts of interest in diverting opportunities which would be appropriate for our Company to another company, or to entities or persons with which our management is or may be associated or have an interest, rather than offering such opportunities to us. Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officer/director choose to place his other business interests before ours. We cannot assure you that potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including the financial statements, before making a decision to invest in our securities. If any of the following risks occur, our business, financial condition and results of operations may be materially adversely affected.

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

At March 31, 2011, we had no cash in our treasury and no other assets of any kind. We will require significant capital to cover our operating costs and expenses, including those we will incur in connection with satisfying our reporting obligations under the Exchange Act and consummating a Business Combination. If our financial resources are inadequate to cover our costs and expenses, we will require additional financing and we cannot be certain that such financing will be available to us on acceptable terms, if at all. Our failure to secure funds necessary to cover our costs and expenses would have an adverse affect on our operations and ability to achieve our objective and may require us to discontinue operations.

We are dependent entirely upon our stockholders to fund our operations.

We are not generating any revenues and possess limited capital to fund our operations, including for such purposes as preparing and filing periodic reports under the Exchange Act, identifying a Target Business and negotiating a Business Combination. In addition, we have substantial liabilities comprising a promissory note in favor of our principal stockholder in the principal amount of $9,150 that bears interest at 8% per year. We are dependent entirely on our stockholders to provide funds for the foregoing requirements and for any other corporate purposes that may arise in the future. Though our principal stockholder has advised us of its intention to fund our operations, there is no written agreement binding it to do so. Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary. In the even that our management does not fund our capital requirements, we may not be able to continue operations and stockholders could lose the entire amount of their investment in our Company.

(5)

We are a development stage company with no operating history and, accordingly, there is no basis upon which to evaluate our ability to achieve our business objective. We can offer no assurance that we ever will consummate a Business Combination.

We are a development stage company and have not engaged in any revenue generating activities to date. Since we do not have any operating history, you have no basis upon which to evaluate our ability to achieve our business objective. We are currently in the process of evaluating and identifying targets for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business or generate any revenue until we consummate such a transaction, if ever. We cannot assure you as to when or if a Business Combination will occur. Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

Our sole officer and director has never been a principal of, nor has he ever been affiliated with, a company formed with a business purpose similar to ours.

Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business. Furthermore, our sole officer and director has never been involved with a public shell company of any sort. Accordingly, you may not be able to adequately evaluate his ability to consummate successfully a Business Combination. Moreover, our officer and director does not have experience evaluating or conducting due diligence with respect to companies in connection with a Business Combination and he may not uncover all material information and risks about a Target Business prior to a Business Combination nor may he accurately assess a Target Company's business or management. Management's failure to conduct complete and accurate due diligence or accurately assess the future strength of a Target Business could have a significant negative impact on our operations and could cause our stockholders to lose entire investment.

We do not have a specific plan for identifying Target Businesses and we cannot estimate or predict when or if we ever will affect a Business Combination.

Our management does not have any specific plan or process for identifying a Target Business or effectuating a Business Combination. The business of the Company is predicated upon relationships built by management and the ongoing effort to develop new contacts through which management is introduced to potential Target Businesses. Moreover, given the wide ranging variables inherent in its business, management cannot predict the amount of time required to effectuate a Business Combination nor the amount of funds required therefor. In light of these factors, we cannot assure investors that we ever will consummate a Business Combination.

Our officer and director will apportion his time to other businesses activities which may limit how much time to devote to our affairs. Moreover, he could divert opportunities that might be appropriate for our business to such other business interests. These conflicts of interest could have a negative impact on our ability to consummate a Business Combination.

Our sole officer and director engages in other businesses and is not required to devote his full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments. We do not have and do not expect to have any full time employees prior to the consummation of a Business Combination. If our officer’s and director’s other business affairs require his to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Combination.

Further, our management may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities. To the extent that our management engages in such other activities, there will be possible conflicts of interest in diverting opportunities which would be appropriate for our Company to another company, or to entities or persons with which our management is or may be associated or have an interest, rather than offering such opportunities to us. Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officer/director choose to place his other business interests before ours.

We cannot assure you that potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

(6)

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

Target companies that we investigate may be unable to comply with SEC reporting requirements, which may delay or preclude a Business Combination. In connection with a Business Combination, we will be required to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition.

Our future success is dependent on the ability of management to complete a Business Combination with a Target Business that operates profitably.

The nature of our operations is highly speculative. We may not be able to enter into a Business Combination. If we do, the future success of our plan of operation will depend on the operations, financial condition and management of the Target Business we may acquire. While management is seeking to enter into a Business Combination with an entity having an established, profitable operating history and effective management, we cannot assure you that we will be successful in consummating a transaction with a candidate that meets these criteria. We can not assure that, even if we consummate a Business Combination, the Company will realize any short-term or long-term earnings.

Intense competition exists for those companies that would make the most attractive targets. Our limited resources may preclude us from consummating a Business Combination with such companies.

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

(7)

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

We are currently in the process of evaluating and identifying targets for a Business Combination. However, our plan of operation permits our board of directors to consummate a Business Combination with a company in any industry it chooses and is not limited to any particular industry or type of business. Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the Target Business that we may ultimately acquire. To the extent we complete a Business Combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development, we will be affected by numerous risks inherent in the business operations of those entities. If we complete a Business Combination with an entity in an industry characterized by a high level of risk, we will be affected by the currently unascertainable risks of that industry. Such risks, among other things, could preclude the Company's ability to secure financing for operations after a Business Combination, should it be required. Although our management will endeavor to evaluate the risks inherent in a particular industry or Target Business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control.

A Business Combination with a foreign company may subject us to additional risks.

If we enter into a Business Combination with a foreign entity, we will be subject to all of the risks inherent in business operations outside of the United States. These risks include:

  unexpected changes in, or impositions of, legislative or regulatory requirements;
  foreign currency exchange rate fluctuations;
  potential hostilities and changes in diplomatic and trade relationships;
  changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;
  burdens of complying with a wide variety of foreign laws and regulations;
  longer payment cycles and difficulties collecting receivables through foreign legal systems;
  difficulties in enforcing or defending agreements and intellectual property rights;
  reduced protection for intellectual property rights in some countries;
  potentially adverse tax consequences; and
  political and economic instability.

If the Target Business with which we enter a Business Combination does not successfully manage these risks among others that we may not identify at the time of a Business Combination, our business may be negatively impacted.

(8)

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

The Company may be subject to further government regulations which would adversely affect our operations.

Although we are subject to the reporting requirements of the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended ( the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which will result in our holding passive investment interests in a number of entities, we could be subject to regulations under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have received no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Our management has identified material weaknesses in our internal controls over financial reporting which we believe are responsible for the errors in our financial statements that necessitated a restatement of our historical financial statements. We may be unable to develop, implement and maintain appropriate controls in future periods that prevent errors in our financial statements.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on our management’s assessment, we believe that, as of March 31, 2011, our internal controls over financial reporting were not effective. The specific material weaknesses are described in Part II—Item 9A, “Controls and Procedures” of this Annual Report in “Management’s Report on Internal Control over Financial Reporting”. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.” We believe that the material weaknesses in our internal control over financial reporting and disclosure controls and procedures directly contributed to the errors in our financial statements for the fiscal year ended March 31, 2011 thereby requiring us to restate our financial statements for that period. We cannot assure you that will not be identify additional material weaknesses in our internal control over financial reporting in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements.

Our failure to implement and maintain the appropriate internal controls over financial reporting or the requirements of Section 404 could negatively affect our ability to provide accurate and timely financial information, require us to restate past financial statements at great cost to us; subject us to liability for misstatements under federal and state securities laws; may cause investors to lose confidence in our reported financial information, which could require us to incur additional costs to improve our internal control systems and procedures and materially harm our business.

Given our resource constraints, we may not be able to remediate the material weaknesses in our internal control over financial reporting and disclosure controls and procedures. Accordingly, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future financial statements could contain errors that will be undetected.

(9)

Limitations on liability and indemnification matters.

As permitted by the corporate laws of the State of Nevada, we have included in our articles of incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions, including, for example, if the director did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. In addition, our bylaws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

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

Our Articles of Incorporation authorize our Company to issue up to 10,000,000 shares of blank check preferred stock. Currently, no preferred shares have been issued; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock.

There are significant restrictions on the transferability of the Shares.

None of the outstanding shares of our common stock have been registered under the Securities Act or the securities laws of any state and, consequently, they may not be resold, transferred or otherwise disposed of under federal securities laws unless such transaction is registered under the Securities Act or an exemption from the registration requirements of the Securities Act is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration under the Securities Act. Persons who acquired our common stock prior to a Business Combination will not be entitled to rely on Rule 144 under the Exchange Act for the resale of our securities unless and until (i) we cease to be a shell company, (ii) at the time of the sale we are reporting under the Exchange Act, (iii) we have filed all Exchange Act reports and material required to be filed during the preceding 12 months, and (iv) at least one year has elapsed from the time that we file the disclosure required by the SEC reflecting the fact that we are no longer a shell company. These restrictions will limit the ability of our stockholders to liquidate their investment.

(10)

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

The absence of an established trading market will limit the ability of stockholders to dispose of their stock.

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

We cannot assure you that following a Business Combination our common stock will be listed or admitted to quotation on any securities exchange or other trading medium, which will limit the liquidity of the shares.

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

The transaction by which we consummate a Business Combination will be deemed to be a “reverse acquisition” of the operating company, which may cause negative perceptions of our Company.

Because we are a shell company, the Business Combination we enter into will be deemed to be a “reverse acquisition.” Securities industry professionals and private investors may have a negative perception of companies that achieve reporting status by way of a reverse acquisition that may inhibit interest in our Company after the transaction. For example, securities analysts of major brokerage firms may not provide coverage of our Company since there is little incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future.

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

(11)

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. In the unlikely event we generated profits prior to a Business Combination, we expect to retain such earnings and re-invest them into the Company to further its business strategy.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We maintain our principal executive offices at 127 North Tryon Street, Suite 312, Charlotte, North Carolina, where our sole officer and director maintains an office. We use this office space free of charge. We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a Business Combination, if ever.

Item 3. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of July 8, 2011, there were three holders of record of 1,000,000 outstanding shares of common stock.

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

(12)

Dividends.

We have not paid any dividends on our common stock to date and do not presently intend to pay cash dividends prior to the consummation of a Business Combination.

The payment of any dividends subsequent to a Business Combination will be within the discretion of our then seated board of directors.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities.

The Company did not issue or sell any securities during the fiscal year ended March 31, 2011.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information to be furnished under this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our results of operations, financial condition and plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results expectations and plans discussed in these forward-looking statements.

Restatement of 2010 Financial Statements

Overview of the Restatement

On July 1, 2011, our board of directors, after discussion with our independent registered public accounting firm, concluded that the previously issued financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2010 (“2010 10-K”) should no longer be relied upon because of errors in those financial statements, and that the Company would restate the financial statements contained in the 2010 10-K to, among other things, make the necessary accounting corrections and adjustments (the “Restated 2009 Financial Statements”).

As a result, in this Annual Report on Form 10-K, the Company:

(a)	restates its balance sheet as of March 31, 2010 and its statement of operations for the year then ended; and
(b)	amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the year ended March 31, 2010.

Background and Effects of the Restatement

The Company is a “blank check” shell company that was organized in November 2007 to investigate and acquire a target company seeking the perceived advantages of being a public corporation. The Company has not engaged in any operations or generated any revenue since its inception. Since its inception, the Company has relied on loans from or direct payments made by its stockholders to fund its costs and expenses.

During fiscal 2010, one of the Company’s stockholders paid expenses on behalf of the Company in the amount of $6,305 that we improperly recorded as a loan on the 2010 financial statements and on which amount we improperly recorded an interest expense in an amount equal to $1,647. In fact, the amounts paid by the stockholder should have been recorded as amounts payable to a related party in the liabilities section of our balance sheet as of March 31, 2010. These errors necessitated the following corrections to our balance sheet as of March 31, 2010 and our statement of operations for the year ended March 31, 2010:

	Before Restatement	After Restatement	Change

Balance Sheet

Note payable to related party	$15,455	$9,150	$(6,305)
Accrued interest to a related party	$—	$1,647	$1,647
Payable to shareholder	$—	$10,940	$10,940
Accrued expense	$5,935	$—	$5,935
Retained deficit	$(21,492)	$(21,837)	$(345)

Statement of Operations

Total expenses	$5,454	$5,899	$(445)
Interest expense	$832	$732	$100
Net loss	$(6,286)	$(6,631)	$345

The effect of correcting the error has been recorded on the applicable statements in the Restated 2010 Financial Statements contained in this Annual Report. The adjustments made as a result of the restatement are discussed in Note J “Correction of Errors and Restatements” of the Notes to Financial Statements included in this Annual Report which includes each line item from the audited balance sheet as of March 31, 2010 and the statement of operations for the year ended March 31, 2010 that were affected by the restatement and the amount of the change.

Management of the Company has determined that the errors in the 2010 financial statements contained in the 2010 10-K demonstrate material weaknesses in the Company’s disclosure controls and procedures and internal control over financial reporting. A description of the control deficiencies identified by management as a result of our internal reviews and management’s plan to remediate those deficiencies is included in Part II – Item 9A. Controls and Procedures.

(13)

General

We were formed to serve as a vehicle to acquire, through a capital stock exchange merger, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act. We have neither engaged in any commercial operations nor generated any revenues during the twelve-month period ended March 31, 2011.

We are currently in the process of evaluating and identifying targets for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business unless and until we consummate a Business Combination, which may never occur.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. There are numerous risks in connection with our current and proposed business plans, including all of the risks enumerated under “Item 1A Risk Factors.” By way of example, we will be affected by the risks inherent in the business and operations of the Target Business and, if such business is a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage), in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws). The issuance of additional shares of our capital stock:

  will significantly reduce the equity interest of our stockholders as of the date of the transaction; and

  will likely result in the resignation or removal of our management as of the date of the transaction.

Our management anticipates that the Company likely will be able to affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will concentrate the chance for our success into a single business and not permit us to offset potential losses from one venture against potential gains from another.

Management anticipates that the selection of a Target Business and the consummation of a Business Combination will be complex and extremely risky and cannot assure investors that the Company ever will enter into such a transaction or that if we do consummate of a Business Combination that the Company will achieve long-term or immediate short-term earnings.

Liquidity and Capital Resources

As of March 31, 2011, the Company had no assets, equivalent to the assets we held as of March 31, 2010. The Company’s liabilities as of March 31, 2011 totaled $34,303, comprised of amounts due current and former affiliates, and amounts due a CPA firm. This compares with liabilities of $21,737 comprised exclusively of monies due to current and former affiliates, as of March 31, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended March 31, 2011 and March 31, 2010 and for the cumulative period from December 3, 2007 (inception) to March 31, 2011.

	Fiscal Year Ended March 31, 2011	Fiscal Year Ended March 31, 2010	For the Cumulative Period from December 3, 2007 (inception) to March 31, 2011
Net cash (used in) operating activities	$0	$(19)	$(9,250)
Net cash provided by financing activities	$—	$—	$9,250
Net increase (decrease) in cash and cash equivalents	$—	$(19)	$—

(14)

The Company has no assets and has generated no revenues since inception. We do not possess sufficient resources to cover our operating costs and expenses over the next twelve months during which time we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, identifying and evaluating Targets Businesses and costs we may incur in connection with entering into a Business Combination. These costs are hard to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business, if ever.

To date, we have funded our operations through loans from and expenses paid by our stockholders. Our principal stockholder has advised us that it expects to fund additional costs and expenses that we will incur in connection with our operations, including as may be required to file reports under the Exchange Act, for due diligence activities and to consummate a Business Combination, through loans or further investment in the Company, as and when necessary. However, such stockholder is not bound to do so. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

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

Results of Operations.

Since our inception, we have not engaged in any revenue generating activities or realized any revenues. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company that is generating revenue at the time of the transaction, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

We reported a net loss for the year ended March 31, 2011of $12,567, compared to a net loss for the year ended March 31, 2010 of $6,631, and a have suffered a net loss since inception of $34,403. The Company has used cash from operations of $9,250 since its inception, consisting primarily of professional fees, and has a negative working capital of $34,403 at March 31, 2011.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information to be furnished under this Item 7A is not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

(15)

FINANCIAL STATEMENT INDEX

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets for the years ended March 31, 2011 and 2010	F-2
Statements of Operations for the years ended March 31, 2011 and 2010 and cumulative since inception (December 3, 2007) through March 31, 2011	F-3
Statement of Stockholders’ Deficit for the years ended March 31, 2011 and 2010 and cumulative since inception (December 3, 2007) through March 31, 2011	F-4
Statements of Cash Flows for the years ended March 31, 2011 and 2010 and cumulative since inception (December 3, 2007) through March 31, 2011	F-5
Notes to Financial Statements	F-6

(16)

BONGIOVANNI & ASSOCIATES, C.P.A.’s

19720 Jetton Road, 3rd Floor

Cornelius, North Carolina 28031 (USA)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Tryon Alpha, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Tryon Alpha, Inc. (A Development Stage Company) (the “Company”) as of March 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years ended March 31, 2011 and 2010. Tryon Alpha, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tryon Alpha, Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years ended March 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company is in the development stage, has recurring losses, has a net capital deficiency and has yet to generate an internal cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BONGIOVANNI & ASSOCIATES, C.P.A.’s

Cornelius, North Carolina

The United States of America

July 5, 2011

Tryon Alpha, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	March 31, 2011	March 31, 2010
		(Restated)
ASSETS

CURRENT ASSETS:
Cash	$—	$—
TOTAL CURRENT ASSETS	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note payable to related party	$9,150	$9,150
Accrued interest to a related party	2,379	1,647
Payable to shareholder	17,524	10,940
Accounts payable	5,250	—
TOTAL CURRENT LIABILITIES	34,303	21,737

TOTAL LIABILITIES	34,303	21,737

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at March 31, 2011 and 2010)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding at March 31, 2011 and 2010)	100	100
Additional paid in capital	—	—
Retained deficit	(34,403)	(21,837)
TOTAL STOCKHOLDERS' DEFICIT	(34,303)	(21,737)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements

Tryon Alpha, Inc.
(A Development Stage Company)
Statements of Operations

	For the		Cumulative
	year ended		Totals
	March 31,		Since Inception
	2011	2010	December 3, 2007
		(Restated)	through March 31, 2011
REVENUES
Revenue	$—	$—	$—
Total revenues	—	—	—

EXPENSES
Professional fees	11,835	5,899	32,024
Total expenses	11,835	5,899	32,024

Net (loss) from operations	(11,835)	(5,899)	(32,024)

OTHER (EXPENSE)
Interest expense	(732)	(732)	(2,379)

Net (loss)	$(12,567)	$(6,631)	$(34,403)
Net (loss) per share--basic and fully diluted
Net income/(loss) per share	$(0.01)	$(0.01)	$(0.03)
Weighted average shares outstanding--basic and fully diluted	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements

Tryon Alpha, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative
			Totals
	For the years ended		Since Inception
	March 31,
	2011	2010	December 3, 2007
		(Restated)	through March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,567)	$(6,631)	$(34,403)
Adjustments to reconcile net (loss) to net cash used in operations:
Increase in Accrued Interest to a Related Party	732	732	2,379
Increase in payable to shareholder	6,585	5,880	17,524
Increase in accounts payable	5,250	—	5,250
NET CASH (USED IN) OPERATING ACTIVITIES	—	(19)	(9,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable to related party	—	—	9,150
Capital stock purchase	—	—	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	9,250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(19)	—

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	—	19	—

END OF THE YEAR	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$—	$—
Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements

Tryon Alpha, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
						Deficit
						Accumulated
					Additional	Since Inception
	Common Stock		Preferred stock		Paid-in	December 3, 2007
	Shares	Amount	Shares	Amount	Capital	through March 31, 2011

Balances, December 3, 2007, Inception	—	$—	—	$—	$—	$—

Shares issued	1,000,000	100	—	—	—	—

Net loss	—	—	—	—	—	(9,342)

Balances, March 31, 2008	1,000,000	$100	—	$—	$—	$(9,342)

Net loss	—	—	—	—	—	(5,864)

Balances, March 31, 2009	1,000,000	$100	—	$—	$—	$(15,206)

Net loss	—	—	—	—	—	(6,631)

Balances, March 31, 2010	1,000,000	$100	—	$—	$—	$(21,837)

Net loss	—	—	—	—	—	(12,567)

Balances, March 31, 2011	1,000,000	$100	—	$—	$—	$(34,403)

 The accompanying notes are an integral part of these  financial statements

FARRALLON, INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

NOTE A—BUSINESS ACTIVITY

Tryon Alpha, Inc., Inc. (“The Company”) was organized under the laws of the State of Nevada on December 3, 2007 as a corporation. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $34,403, used cash from operations of $9,250 since its inception, and has a negative working capital of $34,303 at March 31, 2011.

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

FARRALLON, INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2011.

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

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, note payable to related party, accrued interest to related party, payable to shareholder and accounts payable approximate fair value based on the short-term maturity of these instruments.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the two years ended March 31, 2011.

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

FARRALLON, INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended March 31, 2011.

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

FARRALLON, INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended March 31, 2011 and 2010 is summarized as follows:

Cash paid during the years ended March 31, 2011 and 2010 for interest and income taxes:

	2011	2010
Interest	$—	$—
Taxes	$—	$—

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2011.

NOTE F—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

As of March 31, 2011, the Company had the following common shares outstanding:

	Number of shares	Total Purchase Price
Ange Properties, LLC	500,000	$50
Garvin Strategic Capitol, LLC	250,000	25
Gideon Atlantic, LLC	250,000	25
	1,000,000	$100

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.

As of March 31, 2011, the Company has not issued any preferred shares of stock.

NOTE G – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2011 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE H— SHAREHOLDER LOAN/RELATED PARTY TRANSACTIONS

During the year ended March 31, 2011, Ange Properties, LLC, the principal stockholder of the Company, paid an aggregate of $6,585 on the Company’s behalf to cover costs and expenses incurred by the Company during the year, compared with $5,899 paid by Ange Properties, LLC during the twelve months ended March 31, 2010. As a result, the payable due to this related party is $17,524 and $10,940 as of March 31, 2011 and 2010, respectively.

FARRALLON, INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

NOTE H—SHAREHOLDER LOAN/RELATED PARTY —CONT’D

Since inception, the Company has borrowed $9,150 from Ange Properties, LLC to cover certain costs and expenses incurred in connection with the preparation and filing of reports under the Exchange Act and the identification and due diligence process with respect to a Business Combination. The unsecured loan is evidenced by a promissory note that is payable on demand with interest calculated at the rate of 8% per year.

Unpaid accrued interest for the period from inception (December 3, 2007) through March 31, 2011 was $2,379.

The Company utilizes office space provided free of charge by Mr. Cauley. The Company will continue to maintain its offices at this location until the consummation of a Business Combination, if ever. The effects of rent expense are immaterial to the financial statements taken as a whole.

NOTE I—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through March 31, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of March 31, 2011 is as follows:

Total Deferred Tax Asset	$(9,900)
Valuation Allowance	9,900
Net Deferred Tax Asset	$—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended March 31, 2011 and 2010 is as follows:

	2011	2010
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	0.0%	0.0%
Total	34.0%	34.0%
Valuation allowance	-34.0%	-34.0%
Total deferred tax asset	0.0%	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $2,500 and $2,300 in the years ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, the Company had a federal and state net operating loss carry forward in the amount of approximately $29,153, which expires in the year 2030.

FARRALLON, INC.

(A development stage company)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

NOTE J – CORRECTION OF ERRORS AND RESTATEMENTS

The Company has restated its balance sheet and statement of operations at March 31, 2010 to correct errors in its accounting. On the balance sheet, the amount recorded under notes payable to a related party were reduced from $15,455 to $9,150 and the amount recorded on accrued expenses was reduced from $5,935 to -0-. In each case, the difference was moved to payable to shareholder, which increased from -0- to $10,940. In addition, the amount recorded as accrued interest to a related party increased from -0- to $1,647. On the statement of operations, the amount recorded as total expenses was increased by $445 from $5,454 to $5,899, the amount recorded as interest expense was reduced by $100 from $832 to $732 and the amount recorded as a net loss increase by $345 from 6,286 to $6,631.

The following are the before and after balances as restated for the year ended March 31, 2010:

	Before Restatement	After Restatement	Change

Balance Sheet

Liabilities and Stockholders’ Deficit

Note payable to related party	$15,455	$9,150	$(6,305)
Accrued interest to a related party	$—	$1,647	$1,647
Payable to shareholder	$—	$10,940	$10,940
Accrued expense	$5,935	$—	$5,935

Stockholders’ Deficit
Retained deficit	$(21,492)	$(21,837)	$(345)

Statement of Operations

Expenses

Total expenses	$5,454	$5,899	$(445)

Other (Expenses)/Income

Interest expense	$832	$732	$100
Net loss	$(6,286)	$(6,631)	$345

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 20, 2010, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission to disclose that it dismissed Traci J. Anderson, CPA’s (“TJA”) as its independent registered public accountants as of August 19, 2010, as required by Item 4.01. Change in Registrant’s Certifying Accountant thereof (the “8-K”). TJA had audited our financial statements as of March 31, 2008 and 2009 and for the period from December 3, 2007 (date of inception) to March 31, 2010. In the 8-K, the Company also disclosed that it had engaged Bongiovanni & Associates CPAS PLLC (“B&A”) as its independent registered public accountants, effective August 19, 2010 (the “Engagement Date”), to (i) audit the financial statements of the Company for the year ended March 31, 2011 and for the period from December 3, 2007 (date of inception) to March 31, 2011 and (ii) re-audit the Company’s financial statements for the year ended March 31, 2010.  There were no disagreements with TJA.

During the period from December 3, 2007 (date of inception) and through the Engagement Date, the Company had not consulted with B&A regarding either:

the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that B&A concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or
any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A. Controls and Procedures.

(a) Disclosure Controls:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who also is our Chief Financial Officer, to allow for timely decisions regarding required disclosure. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, on the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011.

Pursuant to this evaluation, our Chief Executive Officer concluded that, as of March 31, 2011, the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness described below under “Management’s Annual Report on Internal Control over Financial Reporting.”

We are exploring certain corrective actions to remediate the material weaknesses in our disclosure controls and procedures but we are constrained by our lack of financial and other resources, as described more fully below.

We have concluded that the financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

(b) Management’s Annual Report on Internal Control Over Financial Reporting:

Internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) (“ICFR”), refers to the process designed by, or under the supervision of, our Chief Executive Officer, and effected by our Board of Directors and management, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

(17)

ICFR cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. ICFR is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management is responsible for establishing and maintaining adequate ICFR. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our ICFR based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of March 31, 2011. Based upon that evaluation, management identified material weaknesses in the Company’s ICFR, as described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis.

On July 1, 2011, our board of directors, after discussion with our independent registered public accounting firm, concluded that the previously issued financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2010 (“2010 10-K”) should no longer be relied upon because of errors in those financial statements, and that the Company would restate the financial statements contained in the 2010 10-K to, among other things, make the necessary accounting corrections and adjustments. Management has determined that the errors in the audited financial statements contained in the 2010 10-K were a result of the following material weaknesses in our ICFR:

1.	We did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our personnel our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.
2.	We did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.
3.	We did not maintain effective controls over financial reporting. Specifically, controls were not designed and in place to ensure that the financial impact of certain complex equity transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of March 31, 2011.
4.	There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, because we have only one officer who is responsible for all such duties.

As a result of the foregoing material weaknesses, management concluded that we did not maintain effective ICFR as of March 31, 2010, based on the criteria established in “Internal Control — Integrated Framework”, issued by the COSO.

We believe that the weaknesses in our disclosure controls and procedures and our internal control over financial reporting are a direct consequence of our size, resource constraints and the nature of our business. We are a “shell company,” as defined under the Securities Act, in that we have no operations and nominal assets. We were organized to serve as a vehicle for a business combination with an operating or development stage business and we have not engaged in any substantive business operations and do not expect to engage in any such activities, unless and until we consummate a business combination. We have no full-time employees. As a result, we are constrained by our lack of resources to take the types of corrective actions that would be necessary to remediate the material weaknesses, including, for example, engaging additional accounting personnel and adopting an audit committee charter and seating an audit committee with at least one independent member who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B. Other Information.

None.

(18)

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended March 31, 2011, we believe that our sole director, officer and stockholder is in compliance with the requirements of Section 16(a).

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

Audit Committee.

The board of directors has not established an audit committee nor adopted an audit committee charter; rather, the entire board of directors serves the functions of an audit committee. Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires an audit committee at this time. The board of directors takes the position that management of a Target Business will make a determination as to whether to establish an audit committee and to adopt an audit committee charter that will be suitable for its operations after the Company consummates a Business Combination.

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

(19)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 8, 2011, certain information regarding beneficial ownership of our common stock by our sole officer and director, who is our only stockholder.

The applicable percentage of ownership is based on 1,000,000 shares outstanding. The address the person named in the table below is care of the Company.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

During the twelve months ended March 31, 2011, Ange Properties, LLC, the principal stockholder of the Company, paid an aggregate of $6,585 on our behalf to cover costs and expenses incurred by the Company during the year.

Since inception, the Company has borrowed $9,150 from Ange Properties, LLC Company to cover certain costs and expenses incurred in connection with the preparation and filing of reports under the Exchange Act and the identification and due diligence process with respect to a Business Combination. The loan is evidenced by a promissory note that is payable on demand with interest calculated at the rate of 8% per year.

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

(20)

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by Bongiovanni & Associates, CPAS, for the audit of the Company's annual financial statements for the fiscal years ending on March 31, 2011 and March 31, 2010 were $2,100 and $2,100, respectively. In addition, the Company paid Traci J. Anderson, CPA’s (“TJA”) the sum of $1,500 in connection with the audit of the 2010 financial statements; however, upon the revocation of that firm’s registration by the Public Company Accounting Oversight Board, the Company is not entitled to rely upon TJA’s audit report for 2010, necessitating the re-audit of the 2009 financial statements by Bongiovanni & Associates, CPA’s. The aggregate fees billed for professional fees rendered in connection with the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ending March 31, 2011 and March 31, 2010 were $800 and $800, respectively.

AUDIT-RELATED FEES. We did not pay any audit related fees paid to our accountants for either of the past two fiscal years.

TAX FEES. We did not pay any tax fees to our accountant for either of the past two fiscal years.

ALL OTHER FEES. We did not pay any fees for services rendered for the past two fiscal years to our accountants, other than the audit services fee referenced above.

PRE-APPROVAL POLICY. The Company has not established an audit committee nor adopted an audit committee charter. Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation, or rule, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the board prior to completion of the audit.

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

(21)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 8, 2011.

  TRYON ALPHA, INC.

By: /s/ Mercer Cauley

Mercer Cauley, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 8, 2011.

Signature	Title
/s/ Mercer Cauley Mercer Cauley	President, Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer and Director

(22)