Form 10-Q
period 2011-06-30
Tryon Alpha, Inc.
filed 2011-08-22
CIK 1429470

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

(Address of principal executive offices)

(704) 372-2218

Issuer’s telephone number

(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☒No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 17, 2011 there were 1,500,000 shares of common stock outstanding.

(1)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Tryon Alpha, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	June, 2011	March 31, 2010
	(Unaudited)	(Audited)
ASSETS
ASSETS
CURRENT ASSETS:
Cash	$32	$—
TOTAL CURRENT ASSETS	32	—

TOTAL ASSETS	$32	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note payable to related party	$9,150	$9,150
Accrued interest to a related party	2,562	2,379
Payable to shareholder	23,834	17,524
Accounts payable	2,563	5,250
TOTAL CURRENT LIABILITIES	38,109	34,303

TOTAL LIABILITIES	38,109	34,303

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at March 31, 2011 and 2010)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding at March 31, 2011 and 2010)	100	100
Additional paid in capital	—	—
Retained deficit	(38,177)	(34,403)
TOTAL STOCKHOLDERS' DEFICIT	(38,077)	(34,303)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32	$—

 The accompanying notes are an integral part of these financial statements

(2)

Tryon Alpha, Inc.
(A Development Stage Company)
Unaudited Statements of Operations

	For the		Cumulative
	three months ended		Totals
	June 30,		Since Inception
	2011	2010	December 3, 2007
			through June 30, 2011
REVENUES
Revenue	$—	$—	$—
Total revenues	—	—	—

EXPENSES
Selling, General and Administrative		1,563	1,563
Professional fees	3,591	—	35,615
Total expenses	3,591	1,563	35,615

Net (loss) from operations	(3,591)	(1,563)	(35,615)

OTHER (EXPENSE)
Interest expense	(183)	(513)	(2,562)

Net (loss)	$(3,774)	$(2,076)	$(38,177)
Net (loss) per share--basic and fully diluted
Net income/(loss) per share	$(0.00)	$(0.00)	$(0.04)
Weighted average shares outstanding--basic and fully diluted	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements

(3)

Tryon Alpha, Inc.
(A Development Stage Company)
Unaudited Statements of Cash Flows

			Cumulative
			Totals
			Since Inception
	For the three months ended		December 3, 2007
	June 30,		through
	2011	2010	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,774)	$(2,076)	$(38,177)
Adjustments to reconcile net (loss) to net cash used in operations:
Increase in Accrued Interest to a Related Party	183	—	2,562
Increase in payable to shareholder	6,310	—	23,834
Increase (decrease) in accounts payable	(2,687)	(689)	2,563
NET CASH (USED IN) OPERATING ACTIVITIES	32	(2,765)	(9,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable to related party	—	2,824	9,150
Capital stock purchase	—	—	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	2,824	9,250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32	59	32

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	—	—	—

END OF THE YEAR	$32	$59	$32

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$—	$—
Taxes	$—	$—	$—

 The accompanying notes are an integral part of these  financial statements

(4)

TRYON ALPHA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2011

NOTE A—BUSINESS ACTIVITY

Tryon Alpha, Inc., Inc. (the “Company”) was organized under the laws of the State of Nevada on December 3, 2007 as a corporation. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $38,177, used cash from operations of $9,218 since its inception, and has a negative working capital of $38,077 at June 30, 2011

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

(5)

TRYON ALPHA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2011

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2011.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2011 and 2010, the balance in Accounts Receivable was $0 and $0, respectively.

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

(6)

TRYON ALPHA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2011

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Fair Value for Financial Assets and Financial Liabilities (cont’d)

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim year ended June 30, 2011

Recent Accounting Pronouncements

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

(7)

TRYON ALPHA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2011

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

(8)

TRYON ALPHA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2011

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarters ended June 30, 2011 and 2010 is summarized as follows:

Cash paid during the three months ended June 30 2011 and 2010 for interest and income taxes:

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

As of June 30, 2011, the Company had the following common shares outstanding:

	Number of shares	Total Purchase Price
Ange Properties, LLC	500,000	$50
Garvin Strategic Capitol, LLC	250,000	25
Gideon Atlantic, LLC	250,000	25
	1,000,000	$100

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.

As of June 30, 2011, the Company has not issued any preferred shares of stock.

NOTE G – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2011 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE H—SHAREHOLDER LOAN/RELATED PARTY

The Company has an outstanding Note Payable with a related party. The amount of the loan is $9,150 and it is payable on demand, the annual interest rate on the note is 8%.

Accrued interest not paid for the period from inception (December 3, 2007) through June 30, 2011 was $2,562

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

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of June 30, 2011 is as follows:

Total Deferred Tax Asset	$(11,200)
Valuation Allowance	11,200
Net Deferred Tax Asset	$—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended March 31, 2011 and 2010 is as follows:

	2011	2010
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	0.0%	0.0%
Total	34.0%	34.0%
Valuation allowance	-34.0%	-34.0%
Total deferred tax asset	0.0%	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $1,300 and $2,200 in the three months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, the Company had a federal and state net operating loss carry forward in the amount of approximately $32,927, which expires in the year 2030.

(9)

TRYON ALPHA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2011

NOTE J—SUBSEQUENT EVENTS

On August 17, 2011, Mercer Cauley, Ange Properties, LLC and Garvin Strategic Capital, LLC, the holders of all of the outstanding shares of common stock returned an aggregate of 850,000 shares of common stock to the Company for cancellation. After giving effect to the cancellation of the shares, the capitalization of the Company was as follows:

Name	Number of Shares Returned for Cancellation	Number of Shares Held After Giving Effect to Cancellation
Mercer Cauley	212,500	37,500
Ange Properties, LLC	425,000	75,000
Garvin Strategic Capital, LLC	212,500	37,500

Also on August 17, 2011, the Company accepted a subscription agreement from Jonathan Patton pursuant to which Mr. Patton agreed to purchase 1,350,000 shares of common stock in consideration of his agreement (i) to pay an aggregate purchase price of $135, or $0.0001 per share of stock subscribed; (ii) to pay all costs and expenses to be incurred by the Company after the date thereof in connection with its operations, including costs and expenses the Company in connection with satisfying its reporting obligations under the Exchange Act; (iii) to actively engage in the identification of and negotiation with an operating company with which this Company will merge or acquire and (iv) not to seek any contribution of capital from any other stockholder or affiliate of the Company after the date thereof. Mr. Patton used personal funds to pay for the stock purchased.

The transactions consummated by the above-referenced agreements resulted in a change in control of the Company.

(10)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

Tryon Alpha, Inc. (“we”, “us” or the “Company”) was organized in the State of Nevada on December 3, 2007. We are a developmental stage company and have not generated any revenues to date. We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target”) which desires to utilize our status as a reporting company under the Exchange Act.

The Company voluntarily filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2008, and since its effectiveness, we have focused our efforts on identifying a Target for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination. Our fiscal year ends on March 31.

Based on our business activities, under Rule 12b-2 of the Exchange Act, the Company also is a “shell company” which is defined, as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets. Because we are a “shell” company, the Business Combination we enter into with a Target will be deemed to be a “reverse acquisition” or “reverse merger.” In addition, the Company is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

Our management has broad discretion with respect to identifying and selecting a prospective Target. We have not established any specific attributes or criteria (financial or otherwise) for a prospective Target and may enter into a Business Combination with a development stage company, a distressed company or a foreign company engaged in any industry. Our sole officer and director has never served as an officer or director of a development stage public company that has consummated a Business Combination such as that contemplated by our Company. Accordingly, he may not successfully identify a Target or conclude a Business Combination. In addition, our management engages in other business activities and is not obligated to devote any specific number of hours to our matters. Management intends to devote only as much time as it deems necessary to our affairs.

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

Any entity with which we enter into a Business Combination will be subject to numerous risks in connection with its operations. To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of such companies. If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular Target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws. The issuance of additional shares of our capital stock will:

·	significantly reduce the equity interest of our stockholders prior to the transaction; and
·	cause a change in control in our Company and likely result in the resignation or removal of our officer and directors as of the date of the transaction.

(11)

Our management anticipates that our Company likely will affect only one Business Combination, due primarily to our limited financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to filing Exchange Act reports, investigating and analyzing Targets and consummating a Business Combination. We believe we will be able to meet these costs through use of funds in our treasury and from cash which may be loaned to or invested in us by our stockholders, management or other investors. There are no assurances that the Company will be able to secure additional funding as needed. Our ability to continue as a going concern is dependent upon our ability to generate cash from the sale of our common stock and/or obtain debt financing and attain future profitable operations by acquiring or merging with a profitable company.

Liquidity and Capital Resources

At June 30, 2011, we had total assets of $32, consisting exclusively of cash. This compares with no assets at March 31, 2011, our fiscal year end. At June 30, 2011, the Company had current liabilities of $38,109 compared with current liabilities of $34,303 at March 31, 2011, in each case, comprised of promissory notes payable and other amounts owed to stockholders and accounts payable.

Our existing cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months.

To date, we have funded our operations through loans from our stockholders. Our stockholders have advised management that they presently expect to fund additional costs and expenses we may incur through loans or further investment in the Company, as and when necessary. However, our stockholders are under no obligation to provide such funding.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	For the Cumulative Period from December 3 2007 (Inception) to June 30, 2011
Net Cash Used in Operating Activities	$32	$(2,765)	$(9218)
Net Cash Provided by Financing Activities	$—	$2,824	$(9,250)
Net Increase (Decrease) in Cash and Cash Equivalents	$32	$59	$32

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

(12)

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues. We reported a net loss for the three months ended June 30, 2011 of $3,774, compared to a net loss of $2,076 for the comparable 2010 period, and have suffered a net loss since inception of $38,177. At June 30, 2011, we had a working capital deficit of $38,077 compared to $34,303 at March 31, 2011. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

We do not expect to engage in any activities, other than seeking to identify a Target, unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assessment as to the nature of a Target’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to generate cash from the sale of its securities and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Forward Looking Statements

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the time management devotes to identifying a target business; management’s ability to consummate a business combination; the financial condition of the target company with which we may enter a business combination; the effect of existing and future laws; governmental regulations; the political and economic climate of the United States; and conditions in the capital markets. We undertake no duty to update or revise these forward-looking statements.

When used in this Form 10-Q, the words, "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons.

(13)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2011.

The weaknesses in our disclosure and procedures encompassed weaknesses in certain elements of our internal control over financial reporting (ICFR) that our subsumed within our disclosure controls and procedures. A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The specific weaknesses relate to elements of our ICFR that provide reasonable assurances that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and comprise the following:

1.	We did not maintain effective controls over the control environment.
2.	We did not maintain effective controls over financial statement disclosure.
3.	We did not maintain effective controls over financial reporting.
4.	There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, because we have only one officer who is responsible for all such duties.

We believe that the weaknesses in our disclosure controls and procedures and ICFR are a direct consequence of our size, resource constraints and the nature of our business. We are a “shell company,” as defined under the Securities Act, in that we have no operations and nominal assets. Further, we have no full-time employees. As a result, we are constrained by our lack of resources to take the types of corrective actions that would be necessary to remediate the material weaknesses, including, for example, engaging additional accounting personnel and adopting an audit committee charter and seating an audit committee with at least one independent member who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(14)

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, the Company did not sell any securities. Since the period, the Company has sold securities to a third party, as more fully described under “Item 5 – Other Information,” appearing below.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed)

Item 5. Other Information.

On August 17, 2011, Mercer Cauley, Ange Properties, LLC and Garvin Strategic Capital, LLC, the holders of all of the outstanding shares of common stock returned an aggregate of 850,000 shares of common stock to the Company for cancellation. After giving effect to the cancellation of the shares, the capitalization of the Company was as follows:

Name	Number of Shares Returned for Cancellation	Shares Held After Giving Effect to Cancellation
Mercer Cauley	212,500	37,500
Ange Properties, LLC	425,000	75,000
Garvin Strategic Capital, LLC	212,500	37,500

Also on August 17, 2011, the Company accepted a subscription agreement from Jonathan Patton pursuant to which Mr. Patton agreed to purchase 1,350,000 shares of common stock in consideration of his agreement (i) to pay an aggregate purchase price of $135, or $0.0001 per share of stock subscribed; (ii) to pay all costs and expenses to be incurred by the Company after the date thereof in connection with its operations, including costs and expenses the Company in connection with satisfying its reporting obligations under the Exchange Act; (iii) to actively engage in the identification of and negotiation with an operating company with which this Company will merge or acquire and (iv) not to seek any contribution of capital from any other stockholder or affiliate of the Company after the date thereof. Mr. Patton used personal funds to pay for the stock purchased.

The transactions consummated by the above-referenced agreements resulted in a change in control of the Company.

(15)

Item 6. Exhibits.

The following exhibits are filed with this report:

Exhibit	Description

10.2	Letter dated August 17, 2011, executed by each of Mercer Cauley, Ange Properties, LLC and Garvin Strategic Capital, LLC whereby each stockholder returned shares of common stock to the Company for canc

10.3	Subscription Agreement dated August 17, 2011 between the Company and Jonathan Patton evidencing his subscription for 900,000 shares of common stock in consideration of the payment of cash and certain

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quart

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 200

101. INS 1	XBRL Instance Document

101. SCH 1	XBRL Taxonomy Extension Schema Document

101. CAL 1	XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB 1	XBRL Taxonomy Extension Label Linkbase Document

101. PRE 1	XBRL Taxonomy Extension Presentation Linkbase Document

1	To be filed by amendment.

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

(16)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

TRYON ALPHA, INC.
Date: August 17, 2011	By:	/s/ Mercer Cauley
	Name:	Mercer Cauley
	Title:	President (Principal Executive Officer and Principal Financial Officer)