Form 10-Q
period 2011-09-30
Tryon Alpha, Inc.
filed 2011-11-14
CIK 1429470

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 11, 2011 there were 1,500,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Tryon Alpha, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	September 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$—	$—
TOTAL CURRENT ASSETS	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note payable to related party	$9,150	$9,150
Accrued interest to a related party	2,745	2,379
Payable to shareholder	24,097	17,524
Accounts payable	3,801	5,250
TOTAL CURRENT LIABILITIES	39,793	34,303

TOTAL LIABILITIES	39,793	34,303

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,500,000 and 1,000,000 shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively)	150	100
Additional paid in capital	85	—
Common stock subscription receivable	(135)
Retained deficit	(39,893)	(34,403)
TOTAL STOCKHOLDERS' DEFICIT	(39,793)	(34,303)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements

(1)

Tryon Alpha, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the		For the		Cumulative
	three months ended		six months ended		Totals
	September 30		September 30		Since Inception
	2011	2010	2011	2010	December 3, 2007
					through September 30, 2011
REVENUES
Revenue	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—

EXPENSES
Professional fees	1,533	39	5,124	1,602	37,148
Total expenses	1,533	39	5,124	1,602	37,148

Net (loss) from operations	(1,533)	(39)	(5,124)	(1,602)	(37,148)

OTHER (EXPENSE)
Interest expense	(183)	(183)	(366)	(366)	(2,745)

Net (loss)	$(1,716)	$(222)	$(5,490)	$(1,968)	$(39,893)

Net (loss) per share--basic and fully diluted	*	*	*	*	$(0.04)
Weighted average shares outstanding--basic and fully diluted	1,239,130	1,000,000	1,120,219	1,000,000	1,015,748

*-less than $.01

The accompanying notes are an integral part of these financial statements

(2)

Tryon Alpha, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			Cumulative
			Totals
	For the six months ended		Since Inception
	September 30
	2011	2010	December 3, 2007
			through September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,490)	$(1,968)	$(39,893)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Increase in Accrued Interest to a Related Party	366	366	2,745
Increase in payable to shareholder	6,573	2,641	24,097
(Decrease) in accounts payable	(1,449)	(1,019)	3,801
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	20	(9,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable to related party		—	9,150
Capital stock purchase	—	—	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	9,250

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	20	—

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	—	—	—

END OF THE PERIOD	$—	$20	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$—	$—
Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements

(3)

TRYON ALPHA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

AS OF September 30, 2011

NOTE A—BUSINESS ACTIVITY

The Tryon Alpha, Inc., Inc. (“The Company”) was organized under the laws of the State of Nevada on December 3, 2007 as a corporation. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $39,893, used cash from operations of $9,250 since its inception, and has a negative working capital of $39,793 at September 30, 2011

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

(4)

TRYON ALPHA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

AS OF September 30, 2011

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2011.

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

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts payable, note payable to related party, accrued interest to related party and payable to shareholder approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2011 and 2010, the balance in Accounts Receivable was $0 and $0, respectively.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the six months ended September 30, 2011.

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

AS OF September 30, 2011

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim year ended September 30, 2011

Recent Accounting Pronouncements

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

AS OF September 30, 2011

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

AS OF September 30, 2011

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended September 30, 2011 and 2010 is summarized as follows:

Cash paid during the six months ended September 30, 2011 and 2010 for interest and income taxes are as follows:

	2011	2010
Interest	$—	$—
Taxes	$—	$—

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2011.

NOTE F—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

As of September 30, 2011, the Company had the following common shares outstanding:

Number of shares
Ange Properties, LLC	75,000
Garvin Strategic Capitol, LLC	37,500
Gideon Atlantic, LLC	37,500
Jonathan Patton	1,350,000
1,500,000

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.

As of September 30, 2011, the Company has not issued any preferred shares of stock.

NOTE G – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2011 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE H—SHAREHOLDER LOAN/RELATED PARTY

The Company has an outstanding Note Payable with a related party. The principal amount of the loan is $9,150 and it is payable on demand at September 30, 2011. The annual interest rate on the note is 8%.

Accrued interest not paid for the period from inception (December 3, 2007) through September 30, 2011 was $2,745.

NOTE I—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through September 30, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of September 30, 2011 is as follows:

Total Deferred Tax Asset	$(13,563)
Valuation Allowance	13,563
Net Deferred Tax Asset	$—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended March 31, 2011 and 2010 is as follows:

	2011	2010
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	0.0%	0.0%
Total	34.0%	34.0%
Valuation allowance	-34.0%	-34.0%
Total deferred tax asset	0.0%	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $1,866 and $669 for the six months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, the Company had a federal and state net operating loss carry forward in the amount of $39,893, which expires in the year 2030.

(8)

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

Overview

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

The Company voluntarily filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2008, and since its effectiveness, the Company has focused its efforts on identifying a possible Target for a Business Combination. We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination. Our fiscal year ends on March 31.

Based on our business activities, the Company is a “shell company” which is defined, as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets. Because we are a “shell” company, the Business Combination we enter into with a Target will be deemed to be a “reverse acquisition” or “reverse merger.” In addition, under Rule 12b-2 of the Exchange Act, the Company also is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

(9)

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws. The issuance of additional shares of our capital stock will:

·	significantly reduce the equity interest of our stockholders prior to the transaction; and

·	cause a change in control in our Company and likely result in the resignation or removal of our officer and director as of the date of the transaction.

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to filing periodic reports under the Exchange Act, investigating and analyzing Targets and, possibly, consummating a Business Combination. Our current assets will not be sufficient for these purposes; however, we believe we will be able to meet these costs from cash which may be loaned to or invested in us by our stockholders, management or other investors. It is unlikely that we will be able to secure third party funding for our operations and we cannot be certain that the Company will be able to secure additional funding as needed. Our ability to continue as a going concern is dependent upon our ability to generate cash from the sale of our common stock and/or obtain debt financing and attain future profitable operations by acquiring or merging with a profitable company.

(10)

Liquidity and Capital Resources

We had no assets at September 30, 2011 or March 31, 2011, our fiscal year end. At September 30, 2011, the Company had current liabilities of $39,793 compared with current liabilities of $34,303 at March 31, 2011, in each case, comprised exclusively of amounts owed to stockholders.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010	For the Cumulative Period from December 3, 2007 (Inception) to September 30, 2011
Net Cash Provided by (Used) In Operating Activities	$—	$20	$(9,250)
Net Cash Provided by Financing Activities	$—	$—	$9,250
Net Increase (Decrease) in Cash and Cash Equivalents	$—	$20	$—

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues. We reported a net loss for the three and six months ended September 30, 2011 of $1,533 and $5,124, respectively, compared to a net loss of $39 and $1,602 for the comparable 2010 periods, and have suffered a net loss since inception of $39,893. At September 30, 2011, we had a working capital deficit of $39,793 compared to $34,303 at March 31, 2011. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

(11)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of March 31, 2011 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2011.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(12)

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quart

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS1	XBRL Instance Document

101.SCH1	XBRL Taxonomy Extension Schema Document

101.CAL1	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB1	XBRL Taxonomy Extension Label Linkbase Document

101.PRE1	XBRL Taxonomy Extension Presentation Linkbase Document

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

(13)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

TRYON ALPHA, INC.
Date: November 11, 2011	By:	/s/ Mercer Cauley
	Name:	Mercer Cauley
	Title:	President, Principal Executive Officer and Principal Financial Officer