Form 10-Q
period 2011-12-31
Tryon Alpha, Inc.
filed 2012-02-14
CIK 1429470

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 14, 2012 there were 1,500,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Tryon Alpha, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$—	$—
TOTAL CURRENT ASSETS	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note payable to related party	$9,150	$9,150
Accrued interest to a related party	2,928	2,379
Payable to shareholder	24,312	17,524
Accounts payable	3,934	5,250
TOTAL CURRENT LIABILITIES	40,324	34,303

TOTAL LIABILITIES	40,324	34,303

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,500,000 and 1,000,000 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively)	150	100
Additional paid in capital	85	—
Common stock subscription receivable	(135)	—
Retained deficit	(40,424)	(34,403)
TOTAL STOCKHOLDERS' DEFICIT	(40,324)	(34,303)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements

(1)

Tryon Alpha, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the		For the		Cumulative
	three months ended		nine months ended		Totals
	December 31		December 31		Since Inception
	2011	2010	2011	2010	December 3, 2007
					through December 31, 2011
REVENUES
Revenue	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—

EXPENSES
Professional fees	348	39	5,472	1,641	37,496
Total expenses	348	39	5,472	1,641	37,496

Net (loss) from operations	(348)	(39)	(5,472)	(1,641)	(37,496)

OTHER (EXPENSE)
Interest expense	(183)	(183)	(549)	(549)	(2,928)

Net (loss)	$(531)	$(222)	$(6,021)	$(2,190)	$(40,424)

Net (loss) per share--basic and fully diluted	*	*	*	*	$(0.04)
Weighted average shares outstanding--basic and fully diluted	1,500,000	1,000,000	1,247,273	1,000,000	1,045,668

*-less than $.01

The accompanying notes are an integral part of these financial statements

(2)

Tryon Alpha, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			Cumulative
			Totals
	For the nine months ended		Since Inception
	December 31
	2011	2010	December 3, 2007
			through December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,021)	$(2,190)	$(40,424)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Increase in Accrued Interest to a Related Party	549	549	2,928
Increase in payable to shareholder	6,788	2,824	24,312
(Decrease) in accounts payable	(1,316)	(1,183)	3,934
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	(9,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable to related party		—	9,150
Capital stock purchase	—	—	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	9,250

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	—	—	—

END OF THE PERIOD	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$—	$—
Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements

(3)

TRYON ALPHA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

AS OF DECEMBER 31, 2011

NOTE A—BUSINESS ACTIVITY

The Tryon Alpha, Inc., Inc. (“The Company”) was organized under the laws of the State of Nevada on December 3, 2007 as a corporation. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $40,424, used cash from operations of $9,250 since its inception, and has a negative working capital of $40,324 at December 31, 2011

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

AS OF DECEMBER 31, 2011

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2011.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2011 and 2010, the balance in Accounts Receivable was $0 and $0, respectively.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the nine months ended December 31, 2011.

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

AS OF DECEMBER 31, 2011

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•Level 1. Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•Level 2. Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•Level 3. Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim year ended December 31, 2011

Recent Accounting Pronouncements

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

AS OF DECEMBER 31, 2011

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

AS OF DECEMBER 31, 2011

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

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended December 31, 2011 and 2010 is summarized as follows:

Cash paid during the nine months ended December 31, 2011 and 2010 for interest and income taxes:

	2011	2010
Interest	$—	$—
Taxes	$—	$—

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2011.

NOTE F—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

As of December 31, 2011, the Company had the following common shares outstanding:

Number of Shares
Ange Properties, LLC	75,000
Garvin Strategic Capital, LLC	37,500
Gideon Atlantic LC	37,500
Jonathan Patton	1,350,000
1,500,000

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.

As of December 31, 2011, the Company has not issued any preferred shares of stock.

NOTE G – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2011 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE H—SHAREHOLDER LOAN/RELATED PARTY

The Company has an outstanding Note Payable with a related party. The amount of the loan is $9,150 and it is payable on demand, the annual interest rate on the note is 8%.

Accrued interest not paid for the period from inception (December 3, 2007) through December 31, 2011 was $2,928.

NOTE I—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through December 31, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2011 is as follows:

Total Deferred Tax Asset	$(13,744)
Valuation Allowance	13,744
Net Deferred Tax Asset	$—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the nine months ended December 31, 2011 and 2010 is as follows:

	2011	2010
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	0.0%	0.0%
Total	34.0%	34.0%
Valuation allowance	-34.0%	-34.0%
Total deferred tax asset	0.0%	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $2,047 and $744 in the nine months ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, the Company had a federal and state net operating loss carry forward in the amount of approximately $40,424, which expires in the year 2030.

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

Liquidity and Capital Resources

We had no assets at December 31, 2011 or March 31, 2011, our fiscal year end. At December 31, 2011, the Company had current liabilities of $40,324 compared with current liabilities of $34,303 at March 31, 2011.

We will not be able to cover our operating costs and expenses over the next twelve months.

To date, we have funded our operations through loans from our stockholders. Our stockholders have advised management that they presently expect to fund additional costs and expenses we may incur through loans or further investment in the Company, as and when necessary. However, our stockholders are under no obligation to provide such funding.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended December 31, 2011	Nine Months Ended December 31, 2010	For the Cumulative Period from December 3, 2007 (Inception) to December 31, 2011
Net Cash Used In Operating Activities	$1,316	$1,183	$40,424
Net Cash Provided by Financing Activities	$—	$—	$9,250
Net Increase (Decrease) in Cash and Cash Equivalents	$—	$203	$—

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

(10)

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues. We reported a net loss for the three and nine months ended December 31, 2011 of $531 and $6,021, respectively, compared to a net loss of $222 and $2,190 for the comparable 2010 periods, and have suffered a net loss since inception of $40,424. At December 31, 2011, we had a working capital deficit of $40,324 compared to $34,303 at March 31, 2011. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of March 31, 2011 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2011.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(11)

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

(12)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

TRYON ALPHA, INC.
Date: February 14 2012	By:	/s/ Mercer Cauley
	Name:	Mercer Cauley
	Title:	President, Principal Executive Officer and Principal Financial Officer