Form 10-K
period 2012-03-31
Tryon Alpha, Inc.
filed 2012-07-13
CIK 1429470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes☐ No

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

☒ Yes☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of July 11, 2012 was approximately $0.

At July 11, 2012 there were 1,500,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

(1)

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history; our lack of funding; the inexperience of our management with respect to our business plan; our potential inability to consummate a business combination with an operating company that is generating revenues; the possibility that our company may never generate revenues; unknown risks that may attend to a business with which we consummate a business combination; our personnel allocating her time to other businesses and potentially having conflicts of interest with our business; the ownership of our securities being concentrated, and those other risks and uncertainties detailed herein and in the Company’s filings with the Securities and Exchange Commission.

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

(2)

PART I

Overview

Tryon Alpha, Inc. (“we,” “us,” the “Company” or like terms) was incorporated in the State of Nevada on December 3, 2007. We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since inception, our business operations have comprised attending to organizational matters, registering our class of common stock under the Exchange Act, satisfying our reporting obligations under the Exchange Act and identifying and evaluating potential Target Businesses. We have not generated any revenue, have no full-time employees and do not own or lease any property. To date, we have funded our operations from the proceeds of loans from our stockholder.

Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting solely of cash and/or cash equivalents. Because we are a “shell company” and the Target Business with which we consummate a Business Combination likely will be involved in business operations at the time of the transaction, the transaction we enter into with such company would be referred to as a “reverse acquisition” or “reverse merger” for accounting purposes. We are also a “blank check” company as defined under the Exchange Act because we are a development stage company that is issuing a “penny stock” (as defined under the Exchange Act) and have no specific business plan or purpose other than to merge with an unidentified company or companies. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions.

As more fully described under Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” because we are a shell company, our stockholders are not entitled to rely on Rule 144 as an exemption from the registration requirements of the Securities Act in connection with the resale of their securities prior to any Business Combination and are subject to additional limitations as to the use of Rule 144 to resell their securities after a Business Combination.

Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity. Any effort to develop a market in our securities will be in the discretion of management after a Business Combination.

We will not engage in any substantive commercial business or revenue generating operations unless and until we consummate a Business Combination. We currently are identifying and evaluating Target Businesses but we do not have any specific Business Combination under consideration. Our efforts to identify a prospective Target Business will not be limited to a particular industry or geographic location. We will seek to consummate the transaction which is most attractive and provides the greatest opportunity for creating securityholder value. The determination of which opportunity is the most attractive will be based on our analysis of a variety of factors, including whether the transaction would be in the best interests of our securityholders, the terms of the transaction and the perceived quality of the business of the Target Business, among other factors.

We anticipate that the selection of a Target Business will be complex and extremely risky and we cannot assure you that we will be successful in concluding a Business Combination. Our lack of financial and personnel resources may negatively impact our ability to consummate a Business Combination or cause us to discontinue operations before we enter such a transaction. In addition, our sole officer has never served in any capacity with a company having a business purpose such as ours, which may negatively impact our ability to conclude a transaction.

We will not realize any revenues or generate any income unless and until we conclude a Business Combination with an operating business that is generating revenues and otherwise is operating profitably. Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

(3)

Our Business

General.

A Business Combination may involve the acquisition of, or merger with, a company which desires to have a class of securities registered under the Exchange Act, while avoiding what its management may deem to be the adverse consequences of undertaking a public offering itself. These include time delays, significant expenses, possible loss of voting control and compliance with various rigorous federal and state securities laws.

Our management has not developed a specific plan or process for identifying a Target Business or effectuating a Business Transaction. Our business is predicated upon relationships built by management and the ongoing effort to develop new contacts through which our management may be introduced to prospective Target Businesses. Moreover, given the wide ranging variables inherent in our business, management cannot predict when we will effectuate a Business Transaction, if ever, or the amount of capital we will require for such purpose.

Search for a target.

As of the date this Report, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for us.  We are currently in the process of identifying and evaluating potential Target Businesses. As described below, our management has broad discretion with respect to selecting prospective acquisition candidates. At such time as we affect a Business Combination, if ever, we will be impacted by numerous risks inherent in the business and operations of the Target Business. The risks attendant to the Target Business may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings. Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses.

We intend to source our target opportunities from various internal and external sources. Target Business candidates may be brought to our attention from affiliated and unaffiliated sources. Our management may tap personal contacts and relationships they and their affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other advisors. In addition, management may initiate formal or informal inquiries or attend trade shows or conventions.

Target Business candidates may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to Target Business candidates in which they believe we may have an interest. We may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though we have not engaged any such persons, to date. We have not adopted any policy with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service or the amount of fees we may pay to them. In the event that we retain the services of professional firms or other individuals that specialize in business acquisitions, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation.

Selection criteria for a Target Business.

We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. In evaluating a prospective Target Business, our management will consider, among other factors, the following:

·	financial condition and results of operation;
·	growth potential;
·	experience and skill of management and availability of additional personnel;
·	capital requirements;
·	competitive position;
·	barriers to entry in the industry;
·	stage of development of the products, processes or services;
·	degree of current or potential market acceptance of the products, processes or services;
·	proprietary features and degree of intellectual property or other protection of the products, processes or services;
·	regulatory environment of the industry; and
·	costs associated with affecting the Business Combination.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a Business Combination with any Target Business. Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management.

(4)

Due Diligence Investigation.

In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible. Our review will be constrained by our limited capital, lack of full-time employees and management’s inexperience in such endeavors. We expect that our due diligence may include, among other things, meetings with the Target Business’s incumbent management, an inspection of its facilities and a review of financial and other information made available to us. This due diligence review will be conducted by our management, possibly with the assistance of our counsel, accountants or other third parties.

Our financial and personnel limitations may render it impractical for us to conduct an exhaustive investigation and analysis of a Target Business candidate before we consummate a Business Transaction. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the business opportunity seeking our participation.

Our assessment of a Target Business and its management may not be accurate. If we do not uncover all material information about a Target Business prior to a Business Transaction, we may not make a fully informed investment decision and we may lose money on our investment.

The time and costs required to select and evaluate a Target Business and to structure and complete a Business Transaction cannot presently be ascertained with any degree of certainty. Any costs we incur in furtherance of consummating a Business Transaction is not ultimately completed may result in a loss to us.

Form of acquisition; Opportunity for stockholder approval.

The manner in which we participate in a Business Transaction will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of management of our Company and of the Target Business. In addition, the structure of any Business Transaction will be dispositive as to whether stockholder approval of the Business Transaction is required.

We will seek to structure a Business Combination to qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the “Code”). In some cases, the Code mandates very specific parameters for a transaction to qualify as tax free. For example, in order for a stock for stock exchange transaction to qualify as a “tax free” reorganization, the holders of the stock of the target must receive a number of shares of our stock equal to 80% or more of the voting stock of our Company. Depending on the circumstances of an acquisition, we may not be able to structure a transaction in the most tax advantageous manner. Further, we cannot assure you that the Internal Revenue Service or state tax authorities will agree with our tax treatment of any transaction.

It is likely that as part of a Business Combination, all or a majority of our Company's management at the time of the transaction will resign and new directors will be appointed without any vote by stockholders.

In view of our status as a “shell” company, any acquisition of the stock or assets of or the merger with an operating company would be deemed to be a “reverse acquisition” or “reverse merger” for accounting purposes.

Lack of diversification.

We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations. Moreover, given that we likely will offer a controlling interest in our Company to a Target Business in order to achieve a tax-free reorganization, the dilution of interest to present and prospective stockholders will render more than one Business Combination unlikely. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible spreading of risks or offsetting of losses that Business Combinations with multiple operating entities would offer.

Competition

We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours. These include blank check companies that have raised significant capital through sales of securities registered under federal securities laws that have a business plan similar to ours and, consequently, possess a significant competitive advantage over our Company both from a financial and personnel perspective. Additionally, we may be subject to competition from other entities having a business objective similar to ours, including venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions. Many of these entities are well established, possess significant capital, may be able to offer securities for which a trading market exists and have extensive experience identifying and affecting business combinations directly or through affiliates. Moreover, nearly all of these competitors possess greater technical, human and other resources than us. In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue. We expect that our ability to consummate a Business Combination will be constrained by our lack of financial resources to provide to the Target Business.

If we succeed in affecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the Target Business. We cannot apprise you of any of these risks nor can we assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

(5)

Employees

We have two executive officers and no other employees. Our executive officers are not obligated to devote any specific number of hours to our matters and intends to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a Target Business has been selected for the Business Transaction and the particular stage of the Business Transaction process. Accordingly, once a suitable Target Business is identified, we expect that they will spend more time investigating such Target Business and negotiating and processing the Business Transaction than they would prior to locating a suitable Target Business. We do not expect to have any full time employees prior to the consummation of a Business Transaction.

Our officers and directors may engage in other business activities similar and dissimilar to those in which we are engaged, including other shell companies, without any limitations or restrictions applicable to such activities. Our management's affiliation with competing businesses in the future would raise possible conflicts of interest in as much as they may divert opportunities which would be appropriate for our Company to such other company or to other entities or persons with which they are or may be associated or have an interest, rather than presenting such opportunities to us. As described under the heading “Competition,” we cannot assure you that potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

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

The absence of operations and revenues and our limited financial resources raises substantial doubt about our ability to continue as a going concern.

At March 31, 2012, we had $26 of cash in our treasury and no other assets of any kind, and liabilities of $48,650, consisting principally of amounts due to related parties and trade payables. We are not generating any revenues and possess limited capital to fund our operations, including for such purposes as preparing and filing reports under the Exchange Act, identifying a Target Business and negotiating a Business Combination. The report of our independent auditor and Note B to the financial statements included in this Form 10-K indicate that our losses from operations, net capital deficiency, failure to generate cash flow and ongoing operating expenses without corresponding revenues raise substantial doubt about the Company’s ability to continue as a going concern.

We require capital to fund our ongoing operations. If capital is not available, we may have to discontinue operations.

To date, we have funded our operations from the proceeds of loans from our stockholder. Our stockholders have advised us of their intention to fund our operations for the foreseeable future, though there is no written agreement binding them to do so. Our operating and financial condition renders it unlikely that we could obtain third-party financing to sustain operations, if necessary. In the event that we do not obtain the cash to fund our capital requirements, we may not be able to continue operations and stockholders could lose the entire amount of their investment in our Company. Without further capital infusion, we will not have the ability to continue operations beyond the filing of this report.

We are a development stage company with no operating history. Accordingly, there is no basis upon which to evaluate our ability to achieve our business objective. We can offer no assurance that we ever will consummate a Business Combination or that any such transaction will result in a gain for our stockholders.

We are a development stage company and have not engaged in any revenue generating activities to date. Since we do not have any operating history, you have no basis upon which to evaluate our ability to achieve our business objective. We will not engage in any substantive commercial business or generate any revenue until we consummate a Business Combination, if ever. We cannot assure if or when a Business Combination will occur. Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

Our officer and director has never been a principal of, nor has she ever been affiliated with, a company formed with a business purpose similar to ours.

Our management has never served in any capacity with a company the business purpose of which is to acquire an operating business. Accordingly, you may not be able to adequately evaluate management’s ability to consummate successfully a Business Combination. Moreover, our management does not have experience evaluating or conducting due diligence with respect to companies in connection with a Business Combination and may not conduct adequate or accurate due diligence with respect to a Target Business or its management prior to a Business Combination. Management's failure to conduct complete and accurate due diligence or accurately assess the future strength of a Target Business could have a significant negative impact on our operations and could cause our stockholder to lose its entire investment.

(6)

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

Our officers apportion their time to other businesses which may cause conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a Business Combination.

Our officers engage in other businesses and are not required to devote their full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not have and do not expect to have any full time employees prior to the consummation of a Business Combination. If our officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and negatively impact our ability to consummate a Business Combination. We cannot assure you that these conflicts will be resolved in our favor.

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

The nature of our operations is highly speculative. We may not be able to enter into a Business Combination. If we do, the future success of our plan of operation will depend on the operations, financial condition and management of the Target Business we may acquire. While management is seeking to enter into a Business Combination with an entity having an established, profitable operating history and effective management, we cannot assure you that we will be successful in consummating a Business Combination with a candidate that meets that those criteria. We can not assure you that, even if we consummate a Business Combination, the Company will realize any short-term or long-term earnings.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a Business Combination with the most attractive private companies.

Target companies we investigate that are unable to satisfy SEC reporting requirements may delay preclude a Business Combination. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude the consummation of a Business Combination. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

(7)

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

We will encounter intense competition from other entities having a business objective similar to ours, including blank check companies, finance companies, banks, venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and affecting Business Combinations. Most of these competitors possess greater financial, technical, human and other resources than we do and our financial resources will be negligible when contrasted with those of many of these competitors. In addition, we will experience direct competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

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

(8)

A Business Combination with a foreign company may subject us to additional risks.

If we enter into a Business Combination with a foreign entity, we will be subject to all of the risks inherent in business operations outside of the United States. These risks include:

·	unexpected changes in, or impositions of, legislative or regulatory requirements;
·	foreign currency exchange rate fluctuations;
·	potential hostilities and changes in diplomatic and trade relationships;
·	changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;
·	burdens of complying with a wide variety of foreign laws and regulations;
·	longer payment cycles and difficulties collecting receivables through foreign legal systems;
·	difficulties in enforcing or defending agreements and intellectual property rights;
·	reduced protection for intellectual property rights in some countries;
·	potentially adverse tax consequences; and
·	political and economic instability.

If the Target Business with which we enter a Business Combination does not successfully manage these risks among others that we may not identify at the time of a Business Combination, our business may be negatively impacted.

Our long-term success will be dependent in large part upon the management team of the Target Business, which may be difficult to fully evaluate.

After a Business Combination, our long-term success we will be dependent upon the management team of the Target Business. Although we intend to scrutinize the management team of a prospective Target Business in connection with evaluating the desirability of affecting a Business Combination, we cannot assure you that our assessment of the management team will prove to be correct. These individuals may be unfamiliar with the complex disclosure and financial reporting requirements imposed on U.S. public companies and other requirements of operating a public company, which could divert their attention from their core business to the determent of the operating results of the Target Business.

If we are unable to structure a Business Combination as a “tax free” transaction, potential Target Businesses could be deterred from entering into such a transaction with our Company.

We will seek to structure a Business Combination to receive tax-free treatment under the Code. However, we may not be able to structure our acquisition to result in tax-free treatment for target companies or their stockholders, which could deter them from entering into certain Business Combinations with us. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. Even if we structure the transaction to be accorded tax free treatment, the Internal Revenue Service or state tax authorities may deny such treatment. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse affect on all parties to the transaction.

Numerous external forces, including the recent financial crisis, could negatively affect our businesses, results of operations and financial condition.

Numerous external forces, including the state of global financial markets and general economic conditions, lack of consumer confidence, lack of availability of credit, interest rate and currency rate fluctuations and national and international political circumstances (including wars and terrorist acts) could negatively affect our business, results of operations and financial condition. The ongoing global financial crisis affecting the banking system, financial markets and financial institutions has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. The length of time or severity with which these conditions may persist is unknown. As a consequence, companies that otherwise may have considered becoming public as a result of a reverse acquisition may elect to delay or forego entirely such plans because of the impact of the global financial crisis on their operations, their inability to obtain financing to grow their operations and the costs they will required to incur associated with being a public company, among other reasons. Accordingly, it may be more difficult and take more time to identify a suitable and willing Target Business and consummate a Business Combination.

(9)

The Company may be subject to further government regulations which would adversely affect our operations.

Although we are subject to the reporting requirements of the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended ( the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in a Business Combination which results in our holding passive investment interests in a number of entities, we could be subject to regulations under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have received no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved to trade on either an automated quotation system or a registered exchange, and system or stock exchange rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. This could have an adverse impact on our operations.

We expect to issue a significant number of new shares of capital stock in a Business Combination, which we expect will result in substantial dilution and a change in control of ownership of the Company.

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

There are significant restrictions on the transferability of outstanding shares of our common stock.

None of our outstanding shares of common stock has been registered under the Securities Act and, consequently, they may not be resold, transferred or otherwise disposed of under federal securities laws unless such transaction is registered under the Securities Act or an exemption from the registration requirements of the Securities Act is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration under the Securities Act. Persons who acquired our common stock prior to a Business Combination will not be entitled to rely on Rule 144 under the Exchange Act for the resale of our securities unless and until (i) we cease to be a shell company, (ii) at the time of the sale we are reporting under the Exchange Act, (iii) we have filed all Exchange Act reports and material required to be filed during the preceding 12 months, and (iv) at least one year has elapsed from the time that we file the disclosure required by the SEC reflecting the fact that we are no longer a shell company. These restrictions will limit the ability of our stockholders to liquidate their investment.

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

We cannot assure you that following a Business Combination with an operating business our common stock will be listed or admitted to quotation on any securities exchange or other trading medium, which will limit the liquidity of the shares.

Following a Business Combination, incoming management may seek to initiate a public market for our common stock. However, we cannot assure you that following such a transaction, our Company as then constituted will meet the initial listing standards of any stock exchange or that our common stock will be admitted for quotation on the over the counter bulletin board or commence trading on any other medium. If our common stock does not trade publicly, holders may not be able to sell common stock.

The designation of our common stock as a "penny stock" would limit the liquidity of the shares.

Our common stock after a Business Combination may be deemed a “penny stock” as that term is defined under Rule 3a51-1 of the Exchange Act. Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser's written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

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

As permitted by the corporate laws of the State of Nevada, we have included in our articles of incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions, including, for example, if the directors did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful. In addition, our bylaws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. In the unlikely event we generated profits prior to a Business Combination, we expect to retain such earnings and re-invest them into the Company to further its business strategy.

(11)

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We maintain our principal executive offices at 127 North Tryon Street, Suite 312, Charlotte, North Carolina, where our President maintains a business office. We use this office space free of charge. We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

(12)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of July 11, 2012, there was one holder of record of 1,500,000 outstanding shares of our common stock.

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

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, like us, unless the following conditions are met:

·	the issuer of the securities that was formerly a shell company has ceased to be a shell company;
·	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
·	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and
·	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

Neither the Company nor its officer/ director has any present plan, proposal, arrangement, understanding or intention of selling any outstanding shares of common stock in the public market subsequent to a Business Combination. Nevertheless, in the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a Business Combination, such sales may adversely affect the price for the sale of the Company's common stock securities in any trading market. We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

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

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities.

The Company did not issue or sell any securities during the fiscal year ended March 31, 2012.

(13)

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. Our actual results may differ significantly from the results expectations and plans discussed in these forward-looking statements

General.

We were formed to serve as a vehicle to acquire, through a capital stock exchange merger, asset acquisition or other similar business combination, an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act. We have neither engaged in any commercial operations nor generated any revenues during the twelve-month period ended March 31, 2012, our fiscal year end.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage), in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws). The issuance of additional shares of our capital stock will significantly reduce the equity interest of our stockholders as of the date of the transaction and will likely result in the resignation or removal of our management as of the date of the transaction.

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

(14)

Liquidity and Capital Resources.

As of March 31, 2012, the Company had total assets of $26, comprised exclusively of cash. This compares with no assets as of March 31, 2011. The Company’s liabilities totaled $48,650 and $34,303as of March 31, 2012 and 2011, respectively, in each case comprised of amounts due to related parties and trade payables. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended March 31, 2012 and March 31, 2011 and for the cumulative period from December 3, 2007 (inception) to March 31, 2012.

	Fiscal Year Ended March 31, 2012	Fiscal Year Ended March 31, 2011	For the Cumulative Period from December 3, 2007 (inception) to March 31, 2012
Net cash provided by (used in) operating activities	$26	$—	$(9,224)
Net cash provided by financing activities	$—	$—	$9,250
Net increase in cash and cash equivalents	$26	$—	$26

The Company has nominal assets and has generated no revenues since inception. Our current assets will not be sufficient to cover our operating costs and expenses over the next twelve months during which time we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act, identifying and evaluating Targets Businesses and costs we may incur in connection with entering into a Business Combination. These costs are hard to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business, if ever.

To date, we have funded our operations through loans from our present stockholders. Our current stockholders have advised us that they expect to fund additional costs and expenses that we will incur in connection with our operations, including as may be required to file reports under the Exchange Act, for due diligence activities and to consummate a Business Combination, through loans or further investment in the Company, as and when necessary. However, they are not bound to do so. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

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

Results of Operations.

Since our inception, we have not engaged in any revenue generating activities or realized any revenues. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

We reported a net loss for the year ended March 31, 2012 of $14,321, compared to a net loss for the year ended March 31, 2011 of $12,567 and a have suffered a net loss since inception of $48,724. The Company has used cash from operations of $9,224 since its inception, consisting primarily of professional fees, and has a negative working capital of $48,624 at March 31, 2012.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

(15)

Item 8. Financial Statements and Supplementary Data.

 --------------------

AUDITED FINANCIAL STATEMENTS

Tryon Alpha, Inc.

(A Development Stage Company)

March 31, 2012

---------------------

(16)

FINANCIAL STATEMENT INDEX

(17)

BONGIOVANNI & ASSOCIATES, C.P.A.’s

19720 Jetton Road, 3 rd Floor

Cornelius, North Carolina 28031 (USA)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Tryon Alpha, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Tryon Alpha, Inc. (A Development Stage Company) (the “Company”) as of March 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years ended March 31, 2012 and 2011. Tryon Alpha, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tryon Alpha, Inc. as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years ended March 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bongiovanni & Associates, CPA’s

Bongiovanni & Associates, CPA’s

Certified Public Accountants

Cornelius, North Carolina

July 10, 2012

(18)

Tryon Alpha, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	March 31, 2012	March 31, 2011
ASSETS

CURRENT ASSETS:
Cash	$26	$—
TOTAL CURRENT ASSETS	26	—

TOTAL ASSETS	$26	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note payable to related party	$9,150	$9,150
Accrued interest to a related party	3,111	2,379
Payable to shareholder	33,880	17,524
Accounts payable	2,509	5,250
TOTAL CURRENT LIABILITIES	48,650	34,303

TOTAL LIABILITIES	48,650	34,303

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at March 31, 2012 and 2011, respectively)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,500,000 and 1,000,000 shares issued and outstanding at March 31, 2012 and 2011, respectively)	150	100
Additional paid in capital	85	—
Common stock subscription receivable	(135)	—
Retained deficit	(48,724)	(34,403)
TOTAL STOCKHOLDERS' DEFICIT	(48,624)	(34,303)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$26	$—

The accompanying notes are an integral part of these financial statements

(19)

Tryon Alpha, Inc.
(A Development Stage Company)
Statements of Operations

			Cumulative
	For the years ended		Totals
	March 31		Since Inception
	2012	2011	December 3, 2007
			through March 31, 2012
REVENUES
Revenue	$—	$—	$—
Total revenues	—	—	—

EXPENSES
Professional fees	13,589	11,835	45,613
Total expenses	13,589	11,835	45,613

Net (loss) from operations	(13,589)	(11,835)	(45,613)

OTHER (EXPENSE)
Interest expense	(732)	(732)	(3,111)

Net (loss)	$(14,321)	$(12,567)	$(48,724)

Net (loss) per share--basic and fully diluted	$(0.01)	$(0.01)	$(0.05)
Weighted average shares outstanding--basic and fully diluted	1,310,109	1,000,000	1,071,835

The accompanying notes are an integral part of these financial statements

(20)

Tryon Alpha, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative
	For the years ended		Totals
	March 31		Since Inception
	2012	2011	December 3, 2007
			through March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,321)	$(12,567)	$(48,724)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Increase in Accrued Interest to a Related Party	732	732	3,111
Increase in payable to shareholder	16,356	6,585	33,880
Increase (Decrease) in accounts payable	(2,741)	5,250	2,509
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	26	—	(9,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable to related party		—	9,150
Capital stock purchase	—	—	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	9,250

NET INCREASE IN CASH AND CASH EQUIVALENTS	26	—	26

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	—	—	—

END OF THE PERIOD	$26	$—	$26

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$—	$—
Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements

(21)

Tryon Alpha, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

							Deficit
							Accumulated
					Stock	Additional	Since Inception
	Common Stock		Preferred stock		Subscription	Paid-in	December 3, 2007
	Shares	Amount	Shares	Amount	Receivable	Capital	through March 31, 2012

Balances, December 3, 2007, Inception	—	$—	—	$—	$—	$—	$—

Shares issued	1,000,000	100	—	—	—	—	—

Net loss	—	—	—	—	—	—	(9,342)

Balances, March 31, 2008	1,000,000	$100	—	$—	$—	$—	$(9,342)

Net loss	—	—	—	—	—	—	(5,864)

Balances, March 31, 2009	1,000,000	$100	—	$—	$—	$—	$(15,206)

Net loss	—	—	—	—	—	—	(6,631)

Balances, March 31, 2010	1,000,000	$100	—	$—	$—	$—	$(21,837)

Net loss	—	—	—	—	—	—	(12,567)

Balances, March 31, 2011	1,000,000	$100	—	$—	$—	$—	$(34,403)

Shares returned and canceled	(850,000)	(85)	—	—	—	85	—

Common stock issued	1,350,000	135	—	—	(135)	—	—

Net Loss	—	—	—	—	—	—	(14,321)

Balances, March 31, 2012	1,500,000	$150	—	$—	$(135)	$85	$(48,724)

The accompanying notes are an integral part of these financial statements

(22)

TRYON ALPHA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

NOTE A—BUSINESS ACTIVITY

The Tryon Alpha, Inc. (“The Company”) was organized under the laws of the State of Nevada on December 3, 2007 as a corporation. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $48,724, used cash from operations of $9,224 since its inception, and has a negative working capital of $48,624 at March 31, 2012.

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

(23)

TRYON ALPHA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2012.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2012 and 2011, the balance in Accounts Receivable was $0 and $0, respectively.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the two years ended March 31, 2012.

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

(24)

TRYON ALPHA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2012.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended March 31, 2012.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

(25)

TRYON ALPHA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recent Accounting Pronouncements (cont’d)

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   We do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended March 31, 2012 and 2011 is summarized as follows:

Cash paid during the years ended March 31, 2012 and 2011 for interest and income taxes:

	2012	2011
Interest	$—	$—
Taxes	$—	$—

(26)

TRYON ALPHA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2012.

NOTE F—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the year ended March 31, 2012, 850,000 shares were returned to the Company and canceled. The Company issued additional 1,350,000 shares and recorded $135 stock subscription receivable related to this issuance.

As of March 31, 2012, the Company had the following common shares outstanding:

Number of Shares
Ange Properties, LLC	75,000
Garvin Strategic Capital, LLC	37,500
Gideon Atlantic LC	37,500
Jonathan Patton	1,350,000
1,500,000

As of March 31, 2012, the Company has not issued any preferred shares of stock.

NOTE G – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2012 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE H—SHAREHOLDER LOAN/RELATED PARTY

During the year ended March 31, 2012, the shareholders of the Company paid an aggregate of $16,356 on the Company’s behalf to cover costs and expenses incurred by the Company during the year, compared with $6,585 paid during the year ended March 31, 2011. As a result, the payable due to shareholder is $33,880 and $17,524 as of March 31, 2012 and 2011, respectively.

The Company has an outstanding Note Payable with a related party. The amount of the loan is $9,150 and it is payable on demand, the annual interest rate on the note is 8%.

Accrued interest not paid for the period from inception (December 3, 2007) through March 31, 2012 was $3,111.

The Company utilizes office space provided free of charge by Mr. Cauley. The Company will continue to maintain its offices at this location until the consummation of a Business Combination, if ever. The effects of rent expense are immaterial to the financial statements taken as a whole.

(27)

TRYON ALPHA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

NOTE I—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through March 31, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of March 31, 2012 is as follows:

Total Deferred Tax Asset	$(14,700)
Valuation Allowance	14,700
Net Deferred Tax Asset	$—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended March 31, 2012 and 2011 is as follows:

	2011	2010
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	0.0%	0.0%
Total	34.0%	34.0%
Valuation allowance	-34.0%	-34.0%
Total deferred tax asset	0.0%	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $4,800 and $4,300 in the years ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the Company had a federal and state net operating loss carry forward in the amount of approximately $43,474 which expires in the year 2030.

(28)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, management performed, with the participation of our Principal Executive Officer, who is our Principal Financial Officer, and who we refer to in this annual report as our PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures. Based upon that evaluation, our PEO concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. A company’s ICFR includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, ICFR may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of ICFR will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of our ICFR as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, management concluded that, as of March 31, 2012, the Company’s ICFR was not effective at the reasonable assurance level because we identified the following material weaknesses:

1.	We did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, our director is not independent nor does she qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.
2.	We did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.
3.	There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation.

A material weakness in ICFR is defined in Section 210.1-02(4) of Regulation S-X promulgated by the SEC as a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely. A significant deficiency is a deficiency, or a combination of deficiencies, in ICFR that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting. As a result of the material weaknesses in the Company's ICFR, there are increased risks of errors in financial reporting under current operations.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B. Other Information.

None.

(29)

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table sets forth information as of the date of this report with respect to our management:

Name	Age	Title
Mercer Cauley	45	President and Director

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended March 31, 2012, we believe that our sole director, officer and stockholder is in compliance with the requirements of Section 16(a).

Involvement in Certain Legal Proceedings

To the best of our knowledge, from inception to March 31, 2012, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

(30)

Item 11. Executive Compensation.

The Company has not paid any compensation to any person since inception and will not pay any compensation until it affects a Business Combination, at which time compensation shall be in the discretion of incoming management.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 11, 2012, certain information regarding beneficial ownership of our common stock by our sole officer and director, who is our only stockholder.

The applicable percentage of ownership is based on 1,500,000 shares outstanding. The address the person named in the table below is care of the Company.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned
Mercer Cauley	37,500 (1)	2.5%
Ange Properties, LLC (2)	75,000	5%
Garvin Strategic Capital, LLC	37,500	2.5%
Jonathan Patton	1,350,000	90%
All officers and directors as a group (1 person)	37,500	2.5%

(1)	Mr. Cauley owns these shares through Gideon Atlantic, LLC, over which he exercises sole ownership and control.
(2)	This entity is owned by our sole officer’s and director’s sister and brother-in-law, and he disclaims beneficial ownership of such entity’s shares.

Compensation Plans.

We have not adopted any compensation plans for the benefit of our employees, representatives or consultants. The Company does not have outstanding any options, warrants or other rights outstanding that entitle anyone to acquire shares of capital stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

During the year ended March 31, 2012, the shareholders of the Company paid an aggregate of $16,356 on the Company’s behalf to cover costs and expenses incurred by the Company during the year, compared with $6,585 paid during the year ended March 31, 2011. As a result, the payable due to shareholder is $33,880 and $17,524 as of March 31, 2012 and 2011, respectively.

The Company has an outstanding note payable with a related party. The amount of the loan is $9,150 and it is payable on demand, the annual interest rate on the note is 8%.

Accrued interest not paid for the period from inception (December 3, 2007) through March 31, 2012 was $3,111.

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

(31)

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered by Bongiovanni & Associates, CPAS, for the audit of the Company's annual financial statements for the fiscal years ending on March 31, 2012 and March 31, 2011 were $3,500 and $2,100, respectively. The aggregate fees billed for professional fees rendered in connection with the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ending March 31, 2012 and March 31, 2011 were $800 and $800, respectively.

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

(32)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The financial statements of Tryon Alpha, Inc. and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.

(b) Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description	Location Reference
3.1	Articles of Incorporation	1
3.2	Bylaws	1
10.1	Form of Promissory Note made by the registrant in favor of Ange Properties, LLC.	1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	2
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	2

1.	Incorporated by reference to the Company's registration statement on Form 10 as filed with the SEC on March 20, 2008
2.	Filed herewith

(33)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 13, 2012.

  TRYON ALPHA, INC.

By: /s/ Mercer Cauley

Mercer Cauley, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 13, 2012.

Signature	Title
/s/ Mercer Cauley Mercer Cauley	President, Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer and Director

(34)