Form 10-Q
period 2012-06-30
Tryon Alpha, Inc.
filed 2012-08-17
CIK 1429470

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 16, 2012 there were 1,500,000 shares of common stock outstanding.

(1)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Tryon Alpha, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	June 30, 2012	March 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$4	$26
TOTAL CURRENT ASSETS	4	26

TOTAL ASSETS	$4	$26

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note payable to related party	$9,150	$9,150
Accrued interest to a related party	3,294	3,111
Payable to shareholder	34,381	33,880
Accounts payable	5,791	2,509
TOTAL CURRENT LIABILITIES	52,616	48,650

TOTAL LIABILITIES	52,616	48,650

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,500,000 and 1,500,000 shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively)	150	150
Additional paid in capital	85	85
Common stock subscription receivable	(135)	(135)
Retained deficit	(52,712)	(48,724)
TOTAL STOCKHOLDERS' DEFICIT	(52,612)	(48,624)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4	$26

The accompanying notes are an integral part of these financial statements

(2)

Tryon Alpha, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

			Cumulative
	For the three months ended		Totals
	June 30		Since Inception
	2012	2011	December 3, 2007
			through June 30, 2012
REVENUES
Revenue	$—	$—	$—
Total revenues	—	—	—

EXPENSES
Professional fees	3,805	3,591	49,418
Total expenses	3,805	3,591	49,418

Net (loss) from operations	(3,805)	(3,591)	(49,418)

OTHER (EXPENSE)
Interest expense	(183)	(183)	(3,294)

Net (loss)	$(3,988)	$(3,774)	$(52,712)

Net (loss) per share--basic and fully diluted	*	*	$(0.05)
Weighted average shares outstanding--basic and fully diluted	1,500,000	1,000,000	1,095,153

*-less than $0.01

The accompanying notes are an integral part of these financial statements

(3)

Tryon Alpha, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			Cumulative
	For the three months ended		Totals
	June 30		Since Inception
	2012	2011	December 3, 2007
			through June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,988)	$(3,774)	$(52,712)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Increase in Accrued Interest to a Related Party	183	183	3,294
Increase in payable to shareholder	501	6,310	34,381
Increase (Decrease) in accounts payable	3,282	(2,687)	5,791
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(22)	32	(9,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable to related party		—	9,150
Capital stock purchase	—	—	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	9,250

NET INCREASE IN CASH AND CASH EQUIVALENTS	(22)	32	4

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	26	—	—

END OF THE PERIOD	$4	$32	$4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$—	$—
Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements

(4)

NOTE A—BUSINESS ACTIVITY

The Tryon Alpha, Inc., Inc. (“The Company”) was organized under the laws of the State of Nevada on December 3, 2007 as a corporation. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $52,712, used cash from operations of $9,246 since its inception, and has a negative working capital of $52,612 at June 30, 2012.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2012.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2012 and 2011, the balance in Accounts Receivable was $0 and $0, respectively.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three months ended June 30, 2012 and 2011, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2012.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended June 30, 2012.

(5)

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

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended June 30, 2012 and 2011 is summarized as follows:

Cash paid during the three months ended June, 2012 and 2011 for interest and income taxes:

	2012	2011
Interest	$ -	$ -
Taxes	$ -	$ -

NOTE E- SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2012.

(6)

NOTE F—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the year ended March 31, 2012, 850,000 shares were returned to the Company and canceled. The Company issued additional 1,350,000 shares and recorded $135 stock subscription receivable related to this issuance.

As of June 30, 2012, the Company had the following common shares outstanding:

Number of Shares
Ange Properties, LLC	75,000
Garvin Strategic Capital, LLC	37,500
Gideon Atlantic LC	37,500
Jonathan Patton	1,350,000
1,500,000

As of June 30, 2012, the Company has not issued any preferred shares of stock.

NOTE G – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2012 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE H—SHAREHOLDER LOAN/RELATED PARTY

During the three months ended June 30, 2012, the shareholders of the Company paid an aggregate of $501 on the Company’s behalf to cover costs and expenses incurred by the Company, compared with $6,310 paid during the three months ended June 30, 2011. As a result, the payable due to shareholder is $34,381 and $23,834 as of June 30, 2012 and 2011, respectively.

The Company has an outstanding Note Payable with a related party. The amount of the loan is $9,150 and it is payable on demand, the annual interest rate on the note is 8%.

Accrued interest not paid for the period from inception (December 3, 2007) through June 30, 2012 was $3,294.

The Company utilizes office space provided free of charge by Mr. Cauley. The Company will continue to maintain its offices at this location until the consummation of a Business Combination, if ever. The effects of rent expense are immaterial to the financial statements taken as a whole.

NOTE I—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through June 30, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of June 30, 2012 is as follows:

Total Deferred Tax Asset	$ (16,000)
Valuation Allowance	16,000
Net Deferred Tax Asset	$ -

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended June 30, 2012 and 2011 is as follows:

	2012	2011
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	0.0%	0.0%
Total	34.0%	34.0%
Valuation allowance	-34.0%	-34.0%
Total deferred tax asset	0.0%	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $1,300 and $1,300 in the three months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the Company had a federal and state net operating loss carry forward in the amount of approximately $47,642 which expires in the year 2030.

(7)

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws. The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders prior to the transaction; and

•	cause a change in control in our Company and likely result in the resignation or removal of our officer and director as of the date of the transaction.

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

(8)

Liquidity and Capital Resources

We had negligible assets at June 30, 2012 and March 31, 2012, our fiscal year end. At June 30, 2012, the Company had current liabilities of $52,616 compared with current liabilities of $48,650 at March 31, 2012

We will not be able to cover our operating costs and expenses over the next twelve months.

To date, we have funded our operations through loans from our stockholders. Our stockholders have advised management that they presently expect to fund additional costs and expenses we may incur through loans or further investment in the Company, as and when necessary. However, our stockholders are under no obligation to provide such funding.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three months Ended June 30, 2012	Three Months Ended June 30, 2011	For the Cumulative Period from December 3, 2007 (Inception) to June 30, 2012
Net Cash Used In Operating Activities	$(22)	$32	$(9,246)
Net Cash Provided by Financing Activities	$-	$-	$9,250
Net Increase (Decrease) in Cash and Cash Equivalents	$(22)	$32	$4

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues. We reported a net loss for the three months ended June 30, 2012 of $3,988 compared to a net loss of $3,774 for the comparable 2011 periods, and have suffered a net loss since inception of $52,712. At June 30, 2012, we had a working capital deficit of $52,612 compared to $48,624 at March 31, 2012. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

(9)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of March 31, 2011 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2012.

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

1.	We did not maintain effective controls over the control environment

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(10)

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it as of the date hereof.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

(11)

Item 6. Exhibits.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS1	XBRL Instance Document

101.SCH1	XBRL Taxonomy Extension Schema Document

101.CAL1	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB1	XBRL Taxonomy Extension Label Linkbase Document

101.PRE1	XBRL Taxonomy Extension Presentation Linkbase Document

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

TRYON ALPHA, INC.
Date: August 16, 2012	By:	/s/ Mercer Cauley
	Name:	Mercer Cauley
	Title:	President, Principal Executive Officer and Principal Financial Officer