Form 10-Q
period 2012-09-30
Tryon Alpha, Inc.
filed 2012-11-16
CIK 1429470

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000-53139

TRYON ALPHA, INC.

(Name of Small Business Issuer in its charter)

Nevada	26-1530805
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

127 North Tryon Street, Suite 308, Charlotte, North Carolina 28202

Address of registrant's principal executive offices

704-372-2218

Issuer’s telephone number

______________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 15, 2012 there were 1,000,000 shares of common stock outstanding.

(1)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Tryon Alpha, Inc.
(A Development Stage Company)
Balance Sheets
	As of
	September 30,2012	March 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$—	$26
TOTAL CURRENT ASSETS	—	26

TOTAL ASSETS	$—	$26

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note payable to related party	$9,150	$9,150
Accrued interest to a related party	3,477	3,111
Payable to shareholder	48,408	33,880
Accounts payable	14	2,509
TOTAL CURRENT LIABILITIES	61,049	48,650

TOTAL LIABILITIES	61,049	48,650

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively)	-	-

Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 and 1,500,000 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively)	100	150
Additional paid in capital	220	85
Common stock subscription receivable	(220)	(135)
Retained deficit	(61,149)	(48,724)
TOTAL STOCKHOLDERS' DEFICIT	(61,049)	(48,624)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$26

The accompanying notes are an integral part of these financial statements

(2)

Tryon Alpha, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)
					Cumulative
	For the three months ended		For the six months ended		Totals
	September 30		September 30		Since Inception
	2012	2011	2012	2011	December 3, 2007
					through September 30, 2012
REVENUES
Revenue	$ -	$ -	$ -	$ -	$ -
Total revenues	-	-	-	-	-

EXPENSES
Professional fees	8,254	1,533	12,059	5,124	57,672
Total expenses	8,254	1,533	12,059	5,124	57,672

Net (loss) from operations	(8,254)	(1,533)	(12,059)	(5,124)	(57,672)

OTHER (EXPENSE)
Interest expense	(183)	(183)	(366)	(366)	(3,477)

Net (loss)	$ (8,437)	$ (1,716)	$ (12,425)	$ (5,490)	$ (61,149)

Net (loss) per share--basic and fully diluted	*	*	*	*	$ (0.06)
Weighted average shares outstanding--basic and fully diluted	1,320,652	1,239,130	1,409,836	1,120,219	1,106,920

*-less than $0.01
The accompanying notes are an integral part of these financial statements

(3)

Tryon Alpha, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
			Cumulative
			Totals
	For the six months ended		Since Inception
	September 30		December 3, 2007
	2012	2012	through September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,425)	$(5,490)	$(61,149)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Increase in Accrued Interest to a Related Party	366	366	3,477
Increase (Decrease) in accounts payable	(2,495)	(1,449)	14
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(14,554)	(6,573)	(57,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable to related party	—	—	9,150
Proceeds from shareholder	14,528	6,573	48,408
Capital stock purchase	—	—	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,528	6,573	57,658

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(26)	—	—

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	26	—	—

END OF THE PERIOD	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$—	$—
Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements

(4)

NOTE A—BUSINESS ACTIVITY

The Tryon Alpha, Inc., Inc. (“The Company”) was organized under the laws of the State of Nevada on December 3, 2007 as a corporation. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $61,149, used cash from operations of $57,658 since its inception, and has a negative working capital of $61,049 at September 30, 2012.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2012.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30th, 2012 and 2011, the balance in Accounts Receivable was $0 and $0, respectively.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the two years ended September 30, 2012.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2012.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the six months ended September 30, 2012.

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

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its consolidated financial statements.

(6)

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended September 30, 2012 and 2011 is summarized as follows:

Cash paid during the six months ended September, 2012 and 2011 for interest and income taxes:

	2012	2011
Interest	$—	$—
Taxes	$—	$—

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2012.

NOTE F—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

On August 28, 2012, 1,350,000 shares of common stock were returned to the Company and canceled. On the same day, the Company issued 850,000 shares of common stock at a price equal to the par value per share.

As of September 30, 2012, the Company had the following common shares outstanding:

Number of Shares
Ange Properties, LLC	400,000
Garvin Strategic Capital, LLC	200,000
Gideon Atlantic LC	200,000
Ange Capital LLC	200,000
1,000,000

As of September 30, 2012, the Company has not issued any preferred shares of stock.

NOTE G – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2012 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE H—SHAREHOLDER LOAN/RELATED PARTY

During the six months ended September 30, 2012, the shareholders of the Company paid an aggregate of $14,027 on the Company’s behalf to cover costs and expenses incurred by the Company. As a result, the payable due to shareholder is $48,408 and $33,880 as of September 30, 2012 and March 31, 2012, respectively.

The Company has an outstanding Note Payable with a related party. The amount of the loan is $9,150 and it is payable on demand. The annual interest rate on the note is 8%.

Accrued interest not paid for the period from inception (December 3, 2007) through September 30, 2012 was $3,477.

The Company utilizes office space provided free of charge by Mr. Cauley. The Company will continue to maintain its offices at this location until the consummation of a Business Combination, if ever. The effects of rent expense are immaterial to the financial statements taken as a whole.

NOTE I—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through September 30, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of September 30, 2012 is as follows:

Total Deferred Tax Asset	$(20,750)
Valuation Allowance	20,750
Net Deferred Tax Asset	$—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended September 30, 2012 and 2011 is as follows:

	2011	2010
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	0.0%	0.0%
Total	34.0%	34.0%
Valuation allowance	-34.0%	-34.0%
Total deferred tax asset	0.0%	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $4,220 and $1,860 in the six months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, the Company had a federal and state net operating loss carry forward in the amount of approximately $61,049 which expires in the year 2032.

(7)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the time management devotes to identifying a target business; management’s ability to consummate a business combination; the financial condition of the target company with which we may enter a business combination; the effect of existing and future laws; governmental regulations; the political and economic climate of the United States; and conditions in the capital markets. We undertake no duty to update or revise these forward-looking statements.

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

Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting solely of cash and/or cash equivalents. Because we are a “shell” company, the Business Combination we enter into with a Target will be deemed to be a “reverse acquisition” or “reverse merger.” We are also a “blank check” company as defined under the Exchange Act because we are a development stage company that is issuing a “penny stock” (as defined under the Exchange Act) and have no specific business plan or purpose other than to merge with an unidentified company or companies. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions.

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

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws. The issuance of additional shares of our capital stock will significantly reduce the equity interest of our stockholders prior to the transaction and cause a change in control in our Company and likely result in the resignation or removal of our officer and director as of the date of the transaction.

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

(8)

Liquidity and Capital Resources

At September 30, 2012, we had no assets. This compares with total assets of $26 at March 31, 2012 our fiscal year end. At September 30, 2012, the Company had current liabilities of $61,049 compared with current liabilities of $48,650 at March 31, 2012, in each case, comprised exclusively of amounts owed to our current stockholder and a former stockholder.

Our existing cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months.

To date, we have funded our operations through loans from our stockholders. Our stockholders have advised management orally that they presently expect to fund additional costs and expenses we may incur through loans or further investment in the Company, as and when necessary. However, our stockholders are under no obligation to provide such funding.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011	For the Cumulative Period from December 23, 2007 (Inception) to September 30, 2012
Net Cash (Used In) Operating Activities	$(14,554)	$(6,573)	$(57,658)
Net Cash Provided By Financing Activities	$14,528	$6,573	$57,658
Net Increase (Decrease) in Cash and Cash Equivalents	$(26)	$—	$—

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor have we generated any revenues. We reported a net loss for the three and six months ended September 30, 2012 of $8,437 and $12,425, respectively, compared to a net loss of $1,716 and $5,490, for the comparable 2011 periods, and have suffered a net loss since inception of $61,149. At September 30, 2012, we had a working capital deficit of $61,049 compared to a working capital deficit of $48,624 at March 31, 2012. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain capital from our affiliates to fund our operations, generate cash from the sale of its securities and attain future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

(9)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2011 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2012.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
2
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

____________
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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(11)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

TRYON ALPHA, INC.

Date: November 15, 2012	By:	/s/ Mercer Cauley
	Name:	Mercer Cauley
	Title:	President, Principal Executive Officer and Principal Financial Officer