Form 10-Q
period 2013-09-30
Tryon Alpha, Inc.
filed 2013-11-19
CIK 1429470

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 19, 2013 there were 1,000,000 shares of common stock outstanding.

(1)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Tryon Alpha, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	September 30, 2013	March 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$12	$—
TOTAL CURRENT ASSETS	12	—

TOTAL ASSETS	$12	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note payable to related party	$9,150	$9,150
Accrued interest to a related party	4,209	3,843
Payable to shareholder	62,819	51,213
Accounts payable	—	—
Checks in excess of bank balance	—	4
TOTAL CURRENT LIABILITIES	76,178	64,210

TOTAL LIABILITIES	76,178	64,210

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 and 1,000,000 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively)	100	100
Additional paid in capital	85	85
Common stock subscription receivable	(85)	(85)
Deficit Accumulated During the Development Stage	(76,266)	(64,310)
TOTAL STOCKHOLDERS' DEFICIT	(76,166)	(64,210)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12	$—

The accompanying notes are an integral part of these financial statements.

(2)

Tryon Alpha, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

					Cumulative
	For the three months ended		For the six months ended		Totals
	September 30		September 30		Since Inception
	2013	2012	2013	2012	December 3, 2007
					through September 30,2013
REVENUES
Revenue	$—	$—	$—	$—	$—
Total revenues	—	—	—	—	—

EXPENSES
Professional fees	6,181	8,254	11,590	12,059	72,057
Total expenses	6,181	8,254	11,590	12,059	72,057

Net (loss) from operations	(6,181)	(8,254)	(11,590)	(12,059)	(72,057)

OTHER (EXPENSE)
Interest expense	(183)	(183)	(366)	(366)	(4,209)

Net (loss)	$(6,364)	$(8,437)	$(11,956)	$(12,425)	$(76,266)

Net (loss) per share--basic and fully diluted	*	*	*	*	$(0.07)
Weighted average shares outstanding--basic and fully diluted	1,000,000	1,320,652	1,000,000	1,409,836	1,088,581

*-less than $0.01

The accompanying notes are an integral part of these financial statements.

(3)

Tryon Alpha, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			Cumulative
	For the six months ended		Totals
	September 30		Since Inception
	2013	2012	December 3, 2007
			through September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,956)	$(12,425)	$(76,266)
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Increase in accrued interest to a Related Party	366	366	4,209
Increase (decrease) in accounts payable and other liabilities	(4)	(2,495)	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(11,594)	(14,554)	(72,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable to related party	—	—	9,150
Proceeds from shareholder	11,606	14,528	62,819
Capital stock purchase	—	—	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,606	14,528	72,069

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12	(26)	12

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	—	26	—

END OF THE PERIOD	$12	$—	$12

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$—	$—	$—
Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

(4)

TRYON ALPHA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF September 30th 2013

NOTE A—BUSINESS ACTIVITY

The Tryon Alpha, Inc., Inc. (“The Company”) was organized under the laws of the State of Nevada on December 3, 2007 as a corporation. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $76,266, used cash from operations of $72,057 since its inception, and has a negative working capital of $76,166 at September 30, 2013.

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

(5)

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2013.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2013 and March 31, 2013, the balance in Accounts Receivable was $0 and $0, respectively.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the six months ended September 30, 2013 and 2012, respectively.

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

(6)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2013.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the six months ended September 30, 2013.

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

(7)

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

(8)

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended September 30, 2013 and 2012 is summarized as follows:

Cash paid during the six months ended September 30, 2013 and 2012 for interest and income taxes:

	2013	2012
Interest	$—	$—
Taxes	$—	$—

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2013.

NOTE F—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

As of September 30, 2013, the Company had the following common shares outstanding:

Number of Shares
Ange Properties, LLC	400,000
Garvin Strategic Capital, LLC	200,000
Gideon Atlantic LC	200,000
Ange Capital LLC	200,000
1,000,000

As of September 30, 2013, the Company has not issued any preferred shares of stock.

NOTE G – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2013 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

(9)

NOTE H—SHAREHOLDER LOAN/RELATED PARTY

During the six months ended September 30, 2013, the shareholders of the Company paid an aggregate of $11,606 on the Company’s behalf to cover costs and expenses incurred by the Company. As a result, the payable due to shareholder is $62,819 and $51,213 as of September 30, 2013 and March 31, 2013, respectively.

The Company has an outstanding Note Payable with a related party. The amount of the loan is $9,150 and it is payable on demand. The annual interest rate on the note is 8%.

Accrued interest not paid for the period from inception (December 3, 2007) through September 30, 2013 was $4,209.

The Company utilizes office space provided free of charge by Mr. Cauley. The Company will continue to maintain its offices at this location until the consummation of a Business Combination, if ever. The effects of rent expense are immaterial to the financial statements taken as a whole.

NOTE I—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through September 30, 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of September 30, 2013 and 2012, respectively, is as follows:

	2013	2012
Total Deferred Tax Asset	$(25,900)	$(20,750)
Valuation Allowance	25,900	20,750
Net Deferred Tax Asset	$—	$—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the six months ended September 30, 2013 and 2012 is as follows:

	2013	2012
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	0.0%	0.0%
Total	34.0%	34.0%
Valuation allowance	-34.0%	-34.0%
Total deferred tax asset	0.0%	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased (decreased) by approximately $3,900 and $4,900 in the six months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the Company had a federal and state net operating loss carry forward in the amount of approximately $76,200 which expires in the year 2033.

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

(11)

Liquidity and Capital Resources

At September 30, 2013, we had total assets of $12. This compares with no assets at March 31, 2013 our fiscal year end. At September 30, 2013, the Company had current liabilities of $76,178 compared with current liabilities of $64,210 at March 31, 2013, in each case, comprised principally of amounts owed to our current stockholder and a related party.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012	For the Cumulative Period from December 3, 2007 (Inception) to September 30, 2013
Net Cash Provided By (Used In) Operating Activities	(11,594)	(14,554)	$(72,057)
Net Cash Provided By Financing Activities	11,606	14,528	$72,069
Net Increase (Decrease) in Cash and Cash Equivalents	(12)	(26)	$12

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

 Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor have we generated any revenues. We reported a net loss for the three and six months ended September 30, 2013 of $6,364 and 11,956, respectively, compared to a net loss of $8,437 and 12,425, respectively for the comparable 2012 periods, and have suffered a net loss since inception of $76,266. At September 30, 2013, we had a working capital deficit of $76,166 compared to a working capital deficit of $64,210 at March 31, 2013. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing

We do not expect to engage in any activities, other than seeking to identify a Target, unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assessment as to the nature of a Target’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

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

(12)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of September 30, 2013 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2013.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(13)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
2
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

(14)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

TRYON ALPHA, INC.

Date: November 19, 2013	By:	/s/ Mercer Cauley
	Name:	Mercer Cauley
	Title:	President, Principal Executive Officer
and Principal Financial Officer